Form 10-Q
period 1997-09-30
BEST SOFTWARE INC
filed 1997-11-14
CIK 1043431

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1997

                        COMMISSION FILE NUMBER 333-33275

                              BEST SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)



          VIRGINIA                             7372                      54-1222526
(State or other jurisdiction of     (Primary Standard Industrial      (I.R.S. Employer
incorporation or organization)       Classification Code Number)     Identification No.)

                          11413 ISAAC NEWTON SQUARE
                               RESTON, VA 20190
                                (703) 709-5200
 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                                ---------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes          No   X
                                -----       -----

Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:



     Title of Class            Number of Shares Outstanding on November 10, 1997
     --------------            -------------------------------------------------
Common Stock, no par value                           10,898,698

                              BEST SOFTWARE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
PART I    FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS
                    Consolidated Balance Sheets as of March 31, 1997, September 30, 1997,
                       and Pro Forma September 30, 1997                                                  3
                    Consolidated Statements of Operations for the Three and Six Months
                       ended September 30, 1997 and 1996                                                 4
                    Consolidated Statements of Cash Flows for the Six Months
                       ended September 30, 1997 and 1996                                                 5
                    Notes to Consolidated Financial Statements                                           6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS                                            8

PART II   OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS
                          None

          ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
                          None

          ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
                          None

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 18

          ITEM 5.   OTHER INFORMATION
                          None

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                    18

          SIGNATURES                                                                                    19

          EXHIBIT INDEX                                                                                 20

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                              BEST SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                             PRO FORMA
                                                                           MARCH 31,      SEPTEMBER 30,     SEPTEMBER 30,
                                                                             1997             1997              1997
                                                                          -----------      -----------       -----------
                                                                                           (UNAUDITED)       (UNAUDITED)
                ASSETS

 Current assets:

   Cash and cash equivalents                                              $   13,365       $    8,962        $   41,510
   Accounts receivable, net of allowance ($832 and $966 respectively)          2,124            3,672             3,672
   Inventory                                                                     183              159               159
   Prepaid expenses and other current assets                                     895            1,347             1,347
   Deferred tax asset                                                            350              400               400
                                                                          ----------       ----------        ----------
     Total                                                                    16,917           14,540            47,088
                                                                          ----------       ----------        ----------
   Property and equipment, net                                                 1,774            1,775             1,775
   Deferred tax asset                                                          2,450            2,400             2,400
   Other assets                                                                   19               35                35
                                                                          ----------       ----------        ----------
     Total                                                                $   21,160       $   18,750        $   51,298
                                                                          ==========       ==========        ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

 Current liabilities:

   Accounts payable and accrued expenses                                  $    6,520       $    8,443        $    8,443
   Note payable                                                                  650              650               650
   Deferred maintenance and services revenue                                  10,605           12,927            12,927
   Obligation under capital leases                                                54                8                 8
                                                                          ----------       ----------        ----------
     Total                                                                    17,829           22,028            22,028
                                                                          ----------       ----------        ----------
   Note payable, net of current portion                                          650                -                 -
   Deferred maintenance and services  revenue                                  1,683            1,686             1,686
                                                                          ----------       ----------        ----------
       Total liabilities                                                      20,162           23,714            23,714
                                                                          ----------       ----------        ----------


 Redeemable convertible preferred stock:
   Class A preferred stock, $0.01 par value; 41,667
     shares authorized, issued and outstanding at
     March 31, 1997 and September 30, 1997,
     convertible into 625,005 shares of common stock
     upon the closing of an initial public offering
     (at liquidation value)                                                      500              500                 -
 Redeemable common stock warrants                                                642              792                 -

 Shareholders' equity (deficit):

   Preferred stock, $0.01 par value; 1,000,000 shares
     authorized, none issued                                                       -                -                 -
   Common stock, no par value; 40,000,000 shares
     authorized; 6,979,483, 7,436,223 and
     10,897,888 issued and outstanding, respectively                             455              788            33,980
   Additional paid-in capital                                                    228              138               786
   Deferred compensation                                                          --             (131)             (131)
   Accumulated deficit                                                          (827)          (7,051)           (7,051)
                                                                          ----------       ----------        ----------
       Total shareholders' equity (deficit)                                     (144)          (6,256)           27,584
                                                                          ----------       ----------        ----------
         Total                                                            $   21,160       $   18,750        $   51,298
                                                                          ==========       ==========        ==========


  The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                      --------------------------      --------------------------
                                                          1997          1996              1997          1996
                                                      -----------   ------------      -----------    -----------
                                                      (UNAUDITED)   (UNAUDITED)       (UNAUDITED)    (UNAUDITED)
 Revenue:

   License fees and royalty                               $5,889         $4,603           $11,246         $9,667
   Services                                                5,936          4,688            11,225          9,123
                                                      ----------     ----------        ----------     ----------
     Total                                                11,825          9,291            22,471         18,790
                                                      ----------     ----------        ----------     ----------
 Cost of revenue:
   License fees and royalty                                  556            362               927            939
   Services                                                1,492          1,241             2,962          2,755
                                                      ----------     ----------        ----------     ----------
     Total                                                 2,048          1,603             3,889          3,694
                                                      ----------     ----------        ----------     ----------
 Gross margin                                              9,777          7,688            18,582         15,096
                                                      ----------     ----------        ----------     ----------

 Operating expenses:
   Sales and marketing                                     4,418          2,999             8,722          6,953
   Research and development                                2,077          1,464             4,125          3,281
   General and administrative                              1,584          1,250             3,168          2,773
                                                      ----------     ----------        ----------     ----------
     Total                                                 8,079          5,713            16,015         13,007
                                                      ----------     ----------        ----------     ----------
   Operating income                                        1,698          1,975             2,567          2,089
   Other income (expense), net                                82             87             (212)             98
                                                      ----------     ----------        ----------     ----------
 Income from operations before income taxes                1,780          2,062             2,355          2,187
 Income tax provision                                        685            940               910            985
                                                      ----------     ----------        ----------     ----------
 Net income                                               $1,095         $1,122            $1,445        $ 1,202
                                                      ==========     ==========        ==========     ==========

 Pro forma net income per share                            $0.11          $0.12             $0.15          $0.13
                                                      ==========     ==========        ==========     ==========

 Pro forma weighted average shares outstanding             9,581          9,402             9,646          9,400
                                                      ==========     ==========        ==========     ==========

  The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                    -------------------------------
                                                                        1997               1996
                                                                    -----------         -----------
                                                                    (UNAUDITED)         (UNAUDITED)
Net income                                                          $    1,445          $    1,202
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                            754                 675
  Compensation associated with stock options                                 7                   6
  Modification of warrants and amortization of debt discount                86                   -
  Tax benefit from option exercises                                        538                   -
  Deferred tax asset                                                         -               1,033
(Increase) decrease in assets:
  Accounts receivable                                                   (1,548)              1,091
  Inventory                                                                 24                 355
  Prepaid expenses and other assets                                       (468)             (1,078)
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                  1,923                (275)
  Deferred maintenance and services revenue                              2,325               1,945
                                                                    -----------         -----------
    Net cash provided by operating activities                            5,086               4,954
                                                                    -----------         -----------
Cash flows from investing activities:
  Purchases of property and equipment                                     (755)               (478)
                                                                    -----------         -----------
    Net cash used in investing activities                                 (755)               (478)
                                                                    -----------         -----------
Cash flows from financing activities:
  Repayment of notes payable                                              (650)             (1,500)
  Cash dividends paid to shareholders                                   (7,565)                  -
  Proceeds from exercise of stock options and warrants                     360                   -
  Purchase and retirement of treasury stock                               (833)               (170)
  Principal payments under capital lease obligation                        (46)                (41)
                                                                    -----------         -----------
    Net cash used in financing activities                               (8,734)             (1,711)
                                                                    -----------         -----------
Net increase (decrease) in cash and cash equivalents                    (4,403)              2,765
Cash and cash equivalents, beginning of period                          13,365               8,105
                                                                    -----------         -----------
Cash and cash equivalents, end of period                            $    8,962          $   10,870
                                                                    ===========         ===========

  The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            AS OF MARCH 31, 1997 AND SEPTEMBER 30, 1997 (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the financial statements and related notes included in the Best Software, Inc. ("Company") Registration Statement on Form S-1, dated September 30, 1997. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and six month periods ended September 30, 1997 are not necessarily indicative of operating results for the full fiscal year.

In the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the consolidated financial position, results of operations, and changes in cash flows for the periods presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Unaudited Pro Forma Information

The unaudited pro forma information is being presented to show the effect of the closing of the Initial Public Offering, including the net proceeds received by the Company and the mandatory conversion of the redeemable convertible preferred stock into common stock. The pro forma information also reflects the expiration of warrant redemption rights and the partial exercise of a warrant that occurred immediately prior to the closing of this offering. The holder of the warrant to purchase 472,500 shares of common stock has elected to partially exercise the warrant for 102,687 shares of common stock in a cashless exercise transaction. As a result of this transaction, the holder of the warrant received 86,660 shares of common stock.


2. PRO FORMA NET INCOME PER SHARE

Pro forma net income per share has been computed based on the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares outstanding include preferred stock, as if-converted, and the common equivalent shares calculated for the stock options and warrants using the treasury stock method for all periods presented.

Pursuant to accounting practices prescribed by the Securities and Exchange Commission, common stock and common stock options issued within the twelve month period prior to the initial public offering at a price less than the proposed public offering price have been included in the calculation of earnings per share as if they were outstanding for all periods presented. The calculation used the treasury stock method and the offering price of $13.00 per share. Pro forma net income per share reflects the expiration of the warrant redemption rights and the partial exercise of the common stock warrant and the assumed issuance at an offering price of $13.00 per share of a sufficient number of shares of common stock to fund the dividends paid as of June 30, 1997 in excess of earnings.

3. INITIAL PUBLIC OFFERING

Effective October 3, 1997, the Company sold 2,750,000 shares of common stock at an offering price of $13.00 per share (the "Initial Public Offering"). The transaction generated approximately $32 million of net proceeds to the Company. As a result of the Initial Public Offering, all of the Company's outstanding preferred stock automatically converted into shares of its common stock, and certain warrant redemption rights expired and the partial exercise of a warrant occurred. Following the offering, the unexercised warrants remain exercisable.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The American Institute of Certified Public Accountants has issued a Statement of Position that supersedes Statement of Position 91-1, Software Revenue Recognition, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company believes that the changes would not have a material financial impact on the Company.

In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 is effective for financial statements issued after December 15, 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. The Company believes the presentation of diluted earnings per share will not materially differ from earnings per share as presently presented. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. The Company has calculated the basic net income per share for the three and six months ended September 30, 1997 at $0.15 and $0.20, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risk and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Set forth below under the heading "Risk Factors", is a statement of the risks and uncertainties relating to the Company's business, the Company's near term outlook with respect thereto and the forward-looking statements set forth herein. These and other important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


OVERVIEW


   The Company is a leading provider of asset, human resources and payroll management software solutions for middle market businesses. The Company's feature-rich, cost-effective solutions are easy to implement and enhance productivity by automating management, compliance and reporting functions in areas of specialized expertise that entail complex and frequently changing laws and regulations. The Company's solutions have been designed to complement core accounting systems and are scaleable from stand-alone desktop applications running on personal computers to multi-user work group and client/server programs designed for use on personal computer local area networks.

   The Company launched its FAS asset management product line in 1983 and a professional tax preparation software product line in 1985. In 1991, the Company acquired the Abra human resources and payroll management product line. Between 1992 and 1994, the Company purchased a write-up product line for accountants, a small business accounting software product line (the "MYOB product line") and a service bureau payroll product line for accountants. The Company thereafter decided to focus primarily on serving middle market businesses, and sold its professional tax preparation software business in April 1994 and its service bureau payroll and write-up product lines for accountants in August 1995 (together, the "Divested Product Lines"). In May 1996, the Company licensed its MYOB product line to a third party. Under such license (the "MYOB License"), the Company is to receive royalties over the four-year license term, which ends in June 2000. The royalty rate escalates over each of the four years in the license period and is based on the total revenue of the licensee attributable to the MYOB product line. The Company currently derives substantially all of its revenue from its FAS and Abra product lines and related services and from the MYOB License (collectively, the "Ongoing Business").

   Prior to fiscal 1994, substantially all of the Company's revenues from the FAS and Abra product lines were derived from licenses of DOS-based versions of these products. Since fiscal 1994, the Company has introduced Windows versions of these products and, since fiscal 1995, a significant number of the Company's DOS customers have migrated to the Company's Windows-based products. Additionally, since the introduction of multi-user versions of its products in fiscal 1995 and fiscal 1996, the Company has sold an increased number of multi-user licenses of its FAS and Abra products. Upon the introduction of a new product or an enhanced version of an existing product, the Company has typically derived significant license fee revenue from trade-ups by existing customers. Typically, the license fees paid for trade-ups are lower than the license fees for an initial license. In addition, the Windows-based products and the multi-user products generally have higher average license fees and gross margins than the DOS-based products.

   In addition to revenue from product licenses, the Company derives significant recurring revenue from maintenance and support agreements. Under its maintenance and support agreements, the Company provides technical support and periodic software updates. In late fiscal 1997, the Company launched its consulting services, which include installation, set-up and conversion services. Training and consulting revenue are anticipated to have lower gross margins than revenue from maintenance and support agreements. Maintenance and support agreements are generally priced as a percentage of the initial license fee for the underlying products.

   The Company recognizes revenue on license fees upon shipment of the product, net of provisions for returns and allowances, provided that no significant Company obligations remain and that collection of the resulting account receivable is probable. For products with free trial periods, revenue is recognized upon acceptance of the product by the customer. Revenue from the MYOB License is recognized ratably within each year of the term of the license agreement, based on specified annual royalty payments. Revenue from maintenance and support agreements is recognized pro rata over the term of the agreements, which is generally one year. Revenue from other services, such as training and consulting, is recognized as the services are provided.

OPERATING RESULTS

   The following table sets forth for the periods indicated certain consolidated statement of operations data expressed as a percentage of total revenue. The Company's historical financial statements include operating results relating to the Divested Product Lines and the MYOB product line and, therefore, are not indicative of the results of operations attributable to the Ongoing Business. The periods through June 30, 1996 include results from the Divested Product Lines and MYOB product line.

                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          SEPTEMBER30                      SEPTEMBER30
                                                                 ----------------------------      -----------------------------
                                                                     1997            1996             1997              1996
                                                                 -----------      -----------      -----------      ------------
                                                                  UNAUDITED        UNAUDITED        UNAUDITED        UNAUDITED
 Revenue:
   License fees and royalty  . . . . . . . . . . . . . .              49.8%            49.5%            50.0%            51.4%
   Services  . . . . . . . . . . . . . . . . . . . . . .              50.2             50.5             50.0             48.6
                                                                  --------          -------          -------          -------
     Total . . . . . . . . . . . . . . . . . . . . . . .             100.0            100.0            100.0            100.0
                                                                  --------          -------          -------          -------
 Cost of revenue:
   License fees and royalty                                            4.7              3.9              4.1              5.0
   Services  . . . . . . . . . . . . . . . . . . . . . .              12.6             13.4             13.2             14.7
                                                                  --------          -------          -------          -------
     Total . . . . . . . . . . . . . . . . . . . . . . .              17.3             17.3             17.3             19.7
                                                                  --------          -------          -------          -------
 Gross margin  . . . . . . . . . . . . . . . . . . . . .              82.7             82.7             82.7             80.3
                                                                  --------          -------          -------          -------
 Operating expenses:
   Sales and marketing . . . . . . . . . . . . . . . . .              37.4             32.3             38.8             37.0
   Research and development  . . . . . . . . . . . . . .              17.5             15.7             18.4             17.5
   General and administrative  . . . . . . . . . . . . .              13.4             13.4             14.1             14.7
                                                                  --------          -------          -------          -------
     Total . . . . . . . . . . . . . . . . . . . . . . .              68.3             61.4             71.3             69.2
                                                                  --------          -------          -------          -------
   Operating income  . . . . . . . . . . . . . . . . . .              14.4             21.3             11.4             11.1
   Other income (expense), net . . . . . . . . . . . . .                .7               .9             (.9)               .5
                                                                  --------          -------          -------          -------
 Income from  operations before income taxes . . . . . .              15.1             22.2             10.5             11.6
 Income tax provision  . . . . . . . . . . . . . . . . .             (5.8)           (10.1)            (4.1)            (5.2)
                                                                  --------          -------          -------          -------
 Net income                                                           9.3%            12.1%             6.4%             6.4%
                                                                  ========          =======          =======          =======


THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

   License Fees and Royalty Revenue. License fees and royalty revenue consists of fees from software licenses and royalties from the MYOB License. License fees and royalty revenue increased from $4.6 million for the three months ended September 30, 1996 to $5.9 million for the three months ended September 30, 1997, representing an increase of 27.9%. As a percentage of total revenue, license fees and royalty revenue was 49.5% for the three months ended September 30, 1996 and 49.8% for the three months ended September 30, 1997, respectively. The dollar increase in license fees and royalty revenue was due to an increase in license fee revenue from FAS and Abra products, which resulted primarily from increased sales of higher priced Windows-based and multi-user products. Royalties from the MYOB License increased from $221,000 during the three months ended September 30, 1996 to $413,500 for the three months ended September 30, 1997.

   Services Revenue. Services revenue includes revenue from maintenance and support agreements and training and consulting services. Services revenue increased from $4.7 million for the three months ended September 30, 1996 to $5.9 million for the three months ended September 30, 1997, representing an increase of 26.6%. As a percentage of total revenue, services revenue decreased from 50.5% for the three months ended September 30, 1996 to 50.2% for the three months ended September 30, 1997. The dollar increase in services revenue was primarily due to an increase in the number of maintenance and support agreements, which resulted from a larger installed base of customers, and a higher average contract value resulting from increased sales of higher priced license products. To a lesser extent, the increase in services revenue was due to the Company's increased focus on offering training and other consulting services, which include installation, set-up and data conversion activities.

   Cost of License Fees and Royalty Revenue. Cost of license fees and royalty revenue consists primarily of the costs of media, product manuals, shipping and fulfillment, and royalties paid to third parties. Cost of license fees and royalty revenue increased from $362,000 for the three months ended September 30, 1996 to $556,000 for the three months ended September 30, 1997, representing an increase of 53.6%. As a percentage of license fees and royalty revenue, cost of license fees and royalty revenue increased from 7.9% to 9.4% for the three-month periods ended September 30, 1996 and 1997, respectively. The increase in cost of license fees and royalty revenue as a percentage of license fees and royalty revenue was primarily due to higher trade up sales during the three months ended September 30, 1997 compared to the corresponding period in 1996, which contribute slightly lower margins than new customer sales, due to lower revenue received for a tradeup sale as compared to a new customer sale.

   Cost of Services Revenue. Cost of services revenue consists primarily of personnel costs, telephone charges and other costs related to providing telephone support, training and consulting services. Cost of services revenue was $1.2 million for three months ended September 30, 1996 compared to $1.5 million for the three month period ended September 30, 1997, representing a 20.2% increase. As a percentage of services revenue, cost of services revenue decreased from 26.5% to 25.1% for the three-month periods ended September 30, 1996 and 1997, respectively. The decrease in cost of services revenue as a percentage of services revenue was primarily due to the effect of services revenue growing at a faster rate than expenses.

   Sales and Marketing. Sales and marketing expenses consist primarily of direct mail programs, advertising, and other marketing programs, personnel costs, commissions, travel and operating costs. Sales and marketing expenses increased from $3.0 million for the three months ended September 30, 1996, to $4.4 million for the three months ended September 30, 1997, representing an increase of 47.3%. As a percentage of total revenue, sales and marketing expenses increased from 32.3% to 37.4% for the three-month periods ended September 30, 1996 and 1997, respectively. The increase was primarily due to increased costs associated with the establishment of the Company's Canadian operations, website activities and increased lead generation, advertising and corporate brand awareness activities.

   Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to outside consultants. Research and development expenses increased from $1.5 million for the three months ended September 30, 1996 to $2.1 million for the three months ended September 30, 1997, representing an increase of 41.9%. As a percentage of total revenue, research and development expenses increased from 15.7% to 17.5% for the three-month periods ended September 30, 1996 and 1997, respectively. The increase in research and development expenses was primarily the result of increased expenses relating to the development of a new budgeting product, the development of 32 bit versions of certain existing products, and to a lesser extent, the expenses incurred to localize the Company's FAS and Abra product lines for licensing in Canada.

   General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations. General and administrative expenses increased from $1.3 million for the three months ended September 30, 1996 to $1.6 million for the three months ended September 30, 1997, representing an increase of 26.7%. As a percentage of total revenue, general and administrative expenses remained at 13.4% for both the three-month periods ended September 30, 1996 and 1997, respectively. The dollar increase in general and administrative expenses was the result of increased staffing and related expenses necessary to manage and support the expansion of the Company's operations.

   Other Income (Expense), Net. Other income (expense) consists primarily of earnings from investments, net of any interest expense. Other income (expense), net was $87,000 for the three months ended September 30, 1996 and $82,000 for the three months ended September 30, 1997, representing a 5.7% decrease.

   Provision for Income Taxes. The provision for income taxes was $940,000 for the three months ended September, 1996 and $685,000 for the three months ended September 30, 1997, representing 45.6% and 38.5% of income before taxes, respectively. For the quarter ended September 30, 1996, the Company's effective tax rate was higher due to valuation reserves recorded for certain deferred tax assets.





SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1996

   License Fees and Royalty Revenue. License fees and royalty revenue increased from $9.7 million for the six months ended September 30, 1996 to $11.2 million for the six months ended September 30, 1997, representing an increase of 16.3%. As a percentage of total revenue, license fees and royalty revenue was 51.4% for the six months ended September 30, 1996 compared to 50.0% for the six months ended September 30, 1997. The dollar increase in license fees and royalty revenue was due to an increase in license fee revenue from FAS and Abra products, which resulted primarily from increased sales of higher priced Windows-based and multi-user products. Royalties from the MYOB License increased from $221,000 during the six months ended September 30, 1996 to $635,000 for the six months ended September 30, 1997.

   Services Revenue. Services revenue increased from $9.1 million for the six months ended September 30, 1996 to $11.2 million for the six months ended September 30, 1997, representing an increase of 23.0%. As a percentage of total revenue, services revenue increased from 48.6% during the six months ended September 30, 1996 to 50.0% for the six months ended September 30, 1997. The dollar increase in services revenue was primarily due to an increase in the number of maintenance and support agreements, which resulted from a larger installed base of customers, and a higher average contract value resulting from increased sales of higher priced license products. To a lesser extent, the increase in services revenue was due to the Company's increased focus on offering training and other consulting services, which include installation, set-up and data conversion activities.

   Cost of License Fees and Royalty Revenue. Cost of license fees and royalty revenue decreased from $939,000 for the six months ended September 30, 1996 to $927,000 for the six months ended September 30, 1997. As a percentage of license fees and royalty revenue, cost of license fees and royalty revenue decreased from 9.7% to 8.2% for the six-month periods ended September 30, 1996 and 1997, respectively. The decrease in cost of license fees and royalty revenue as a percentage of license fees and royalty revenue was primarily due to increased sales of higher margin Windows-based and multi-user products and the elimination of license fees attributable to the lower margin MYOB product line. To a lesser extent, the decrease was due to royalty revenue received under the MYOB License, for which the associated costs were nominal.

   Cost of Services Revenue. Cost of services revenue was $2.8 million for six months ended September 30, 1996 compared to $3.0 million for the six month period ended September 30, 1997, an increase of 7.5%. As a percentage of services revenue, cost of services revenue decreased from 30.2% to 26.4% for the six-month periods ended September 30, 1996 and 1997, respectively. The decrease in cost of services revenue as a percentage of services revenue was primarily due to the elimination of services related to the MYOB product line, which historically had higher cost of services as a percentage of services revenue than the Company's FAS and Abra product lines. To a lesser extent, the decrease in cost of services revenue as a percentage of services revenue was primarily due to the effect services revenue growing at a faster rate than expenses.


   Sales and Marketing. Sales and marketing expenses increased from $7.0 million for the six months ended September 30, 1996, to $8.7 million for the six months ended September 30, 1997, representing an increase of 25.4%. As a percentage of total revenue, sales and marketing expenses increased from 37.0% to 38.8% for the six-month periods ended September 30, 1996 and 1997, respectively. The increase was primarily due to increased costs associated with the establishment of the Company's Canadian operations, website activities, and increased lead generation, advertising and corporate brand awareness activities.

   Research and Development. Research and development expenses increased from $3.3 million for the six months ended September 30, 1996 to $4.1 million for the six months ended September 30, 1997, representing an increase of 25.7%. As a percentage of total revenue, research and development expenses increased from 17.5% to 18.4% for the six-month periods ended September 30, 1996 and 1997, respectively. The increase in research and development expenses was primarily the result of increased expenses relating to the development of a new budgeting product, the development of 32 bit versions of certain existing products, and, to a lesser extent, the expenses incurred to localize the Company's FAS and Abra product lines for licensing in Canada.

   General and Administrative. General and administrative expenses increased from $2.8 million for the six months ended September 30, 1996 to $3.2 million for the six months ended September 30, 1997, representing an increase of 14.2%. As a percentage of total revenue, general and administrative expenses decreased from 14.7% for the six months ended September 30, 1996 to 14.1% for the six months ended September 30, 1997. The dollar increase in general and administrative expenses was the result of increased staffing and related expenses necessary to manage and support the expansion of the Company's operations. Since general and administrative expenses increased at a lower rate than total revenue, such expenses decreased as a percentage of total revenue.

   Other Income (Expense), Net. Other income (expense), net was $98,000 for the six months ended September 30, 1996 and $(212,000) for the six months ended September 30, 1997. Interest expense for the six months ended September 30, 1997 was primarily due to interest expense attributable to a payment of $432,000 to a warrant holder, and the related reduction in the exercise price of the warrant in connection with the June 1997 dividend to shareholders, offset in part by increased interest income.

   Provision for Income Taxes. The provision for income taxes was $985,000 for the six months ended September, 1996 and $910,000 for the six months ended September 30, 1997, representing 45.0% and 38.6% of income before taxes, respectively. For the six months ended September 30, 1996, the Company's effective tax rate was higher due to valuation reserves for certain deferred tax assets.



LIQUIDITY AND CAPITAL RESOURCES

   The Company funds its operations through cash provided by operations. The Company had cash and cash equivalents of $9.0 million at September 30, 1997. Upon the closing of the Initial Public Offering on October 3, 1997, the Company had cash and cash equivalents of $42.0 million.

   For the six months ended September 30, 1997 and 1996, net cash provided by operating activities was $5.1 million and $5.0 million, respectively. The increase in cash provided by operating activities was primarily a result of higher profitability and increased deferred maintenance and service deferred revenue.

   Net cash used in investing activities for the six months ended September
30, 1997 and 1996 was $755,000 and $478,000, respectively. In both periods, net cash used in investing activities was for the purchase of property and equipment. Although the Company does not currently have any material identifiable commitments for capital expenditures, the Company expects to continue to invest in the acquisition of property and equipment in the ordinary course of its business. The Company does not have any material commitments related to its royalty obligations arising from licenses of certain products and technologies used in the Company's products.

   Net cash used in financing activities for the six months ended September 30, 1997 and 1996 was $8.7 million and $1.7 million, respectively. During the six months ended September 30, 1997, the principal use of cash was the payment of a dividend, the repurchase of treasury shares and the repayment of a note. During the six months ended September 30, 1996, the principal use of cash was the repurchase of treasury shares and the repayment of a note.

   The Company believes that the net proceeds from this offering and cash generated from operations will be sufficient to fund its operations for at least the next 12 months.

RISK FACTORS

Significant Fluctuations in Quarterly Operating Results. The Company has experienced, and expects to continue to experience, significant fluctuations in its quarterly operating results. There can be no assurance that the Company will be profitable in any particular quarter. The Company's future quarterly operating results will depend upon a number of factors, including the demand for its products, the type and level of services purchased by its customers, the mix of sales through direct and indirect sales channels, the level of product and price competition that it encounters, the length of its sales cycles, the timing of larger customer implementations, the timing and success of sales and marketing programs, particularly direct mail campaigns, the timing and acceptance of new product introductions and product enhancements by the Company and its competitors, the timing and amount of the Company's product development programs, the mix of products and services sold, the timing of new hires, market acceptance of new products, competitive conditions in the industry and general economic conditions. The Company's expense levels are based, in significant part, on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed in the short term, if revenue levels fall below expectations, the Company's operating results are likely to be materially and adversely affected. Historically, the Company's revenues and earnings for the first calendar quarter have been lower than those for the preceding quarter because a disproportionate number of customers purchase the Company's products in the fourth calendar quarter in anticipation of the close of their own fiscal years and the ensuing tax season. In addition, margins in the first calendar quarter have historically been lower due to the shipment by the Company of large numbers of annual software updates in that quarter reflecting regulatory changes. The Company anticipates that the sales cycle for its enhanced client/server products, upon their introduction, will generally be longer than that associated with its current products. Any significant lengthening of the Company's sales cycle could have a material adverse effect on the Company's business, operating results and financial condition and, in particular, could contribute to significant fluctuations in operating results on a quarterly basis. As a result of these and other factors, the Company's quarterly operating results are subject to variation, and the Company believes that quarter-to-quarter comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, due to all the foregoing factors, the Company's operating results in future periods may be below the expectations of securities analysts and investors. In that event, the market price of the Company's Common Stock would likely be materially adversely affected.

Product Concentration; Discontinued Product Lines. The Company currently derives substantially all of its revenue from its FAS and Abra product lines and related services. These product lines are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future. Accordingly, the Company's future operating results will depend, in part, on maintaining and increasing acceptance of these products and related services. Any factors adversely affecting the pricing of or demand for these products and services or an increase in competition for such products and services could have a material adverse effect on the Company's business, operating results and financial condition. The Company's historical consolidated financial statements for the applicable periods include results of operations relating to certain product lines subsequently sold or licensed by the Company. Accordingly, the Company's historical consolidated financial statements are not indicative of operating results attributable to the Ongoing Business. In addition, the Company derives revenue from the exclusive license of its MYOB product line to a third party (the "MYOB License"), which will expire in June 2000.

   New Products and Rapid Technological Change. The market for business application software is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions and enhancements and changing industry standards. The life cycles of the Company's products are difficult to estimate and the Company's current market position could be undermined by rapid technological changes and the introduction of new products and enhancements by new or existing competitors. The Company's growth and future success will depend, in part, upon its ability to enhance its current products and introduce new products in order to keep pace with products offered by the Company's competitors, adapt to technological advancements and changing industry standards and produce additional functionality to address the increasingly sophisticated requirements of its customers. The Company currently has a number of new product development efforts underway, including the development of enhanced client/server versions of its FAS and Abra products and the development of a new budgeting software product. The Company's product development efforts are expected to require substantial additional investment by the Company. There can be no assurance that the Company will have sufficient resources to make the necessary investment or that it will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new products or enhancements. In addition, there can be no assurance that such products or enhancements will meet the requirements of the marketplace or achieve market acceptance or that the Company's customers will migrate to client/server environments at the rate expected by the Company. If the market for the Company's products shifts rapidly towards the client/server environment, the absence of enhanced client/server versions of its FAS and Abra products, or any delay in the commercial availability or market acceptance of such products, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's enhanced client/server products are being developed to operate on corporate Intranets, among other applications, and the success of these products will depend upon growth in the number of middle market businesses implementing corporate Intranets. If businesses do not adopt and deploy corporate Intranets at the rate anticipated by the Company, the Company's business, operating results and financial condition may be materially and adversely affected. Any failure by the Company to anticipate or respond adequately to technological advancements, customer requirements and changing industry standards, or any significant delays in the development, introduction or availability of new products or enhancements, could have a material adverse effect on the Company's business, operating results and financial condition.

   Product Migration. Prior to fiscal 1994, substantially all of the Company's revenue from its FAS and Abra products was derived from DOS-based versions of those products. Since fiscal 1994, when the Company introduced Windows-based versions of its FAS and Abra products, a significant number of the Company's DOS installed base of customers for these product lines has migrated to the Company's Windows-based products. However, there can be no assurance that in the future a significant percentage of the Company's remaining installed base of DOS customers will migrate to the Company's Windows-based products. In particular, the Company believes that smaller customers are less likely to migrate to the Company's Windows-based products because the cost of migrating is high relative to their size and because, in many cases, the DOS-based products adequately meet their needs. If a significant number of the Company's remaining DOS customers elect not to migrate to the Company's Windows-based products, purchase competitive products or encounter problems in implementing the Company's Windows-based products, the Company's business, operating results and financial condition could be materially and adversely affected.

   Risks Associated with Sales Channels. To date, the Company has sold its products and services primarily through a network of value-added resellers, accounting firms and consultants (together, "Business Partners"), a direct-response telesales operation, strategic marketing alliances and a direct sales force focusing on national accounts. The Company's ability to achieve significant revenue growth in the future will depend, in large part, upon its ability to establish and maintain relationships with its Business Partners, strategic alliance partners and national accounts and upon the success of its direct mail campaigns and telesales efforts. The Company's ability to successfully market its products, including its enhanced client/server products under development, will depend on its ability to adapt its sales channels to address the evolving markets for such products. Failure to do so could have a material and adverse effect on the Company's business, operating results and financial condition.

   The Company's ability to achieve significant revenue growth in the future will depend, in part, on its success in recruiting and training sufficient direct sales personnel and expanding its Business Partner network. Although the Company is currently investing, and plans to continue to invest, significant resources to develop and expand its direct sales force and Business Partner network, the Company has at times experienced and may continue to experience difficulty in recruiting qualified personnel for its direct sales force and identifying, certifying, and/or maintaining qualified Business Partners. There can be no assurance that the Company will be able to maintain or successfully expand its direct sales force or Business Partner network or that any such expansion will result in an increase in revenue. Further, there can be no assurance that a sufficient number of direct sales personnel or Business Partners will be able to successfully address the client/server market. Any failure by the Company to expand its direct sales force or its Business Partner network could have a material adverse effect on the Company's business, operating results and financial condition. In addition, if the Company is successful in expanding its direct sales force, there can be no assurance that its direct sales personnel will be successful in increasing the Company's revenue to a sufficient extent to cover the increased expenses associated with such expansion. The Company's agreements with its Business Partners generally are nonexclusive and may be terminated by either party at any time without cause. The Company's Business Partners are not within the control of the Company, are not obligated to purchase products from the Company and may also represent or refer product lines of its competitors. Business Partners' sales tend to fluctuate based on their implementation schedules and internal resources, which are beyond the control of the Company. There can be no assurance that these Business Partners will continue their current relationships with the Company or that they will not give higher priority to the sale or referral of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales or referrals of the Company's products by its Business Partners could lead to reduced sales and could materially adversely affect the Company's business, operating results and financial condition. The Company expects that any material increase in the Company's indirect sales as a percentage of total revenue will materially and adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives through indirect channels.

   The Company's strategy of marketing its products directly to end-users and indirectly through its Business Partners may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent more than one Business Partner targets the same customer, such Business Partners may come into conflict with each other. There can be no assurance that channel conflict will not adversely affect the Company's relationships with its customers or Business Partners or its ability to attract other Business Partners.



   Competition. The market for the Company's products is intensely competitive and rapidly changing. The Company faces different competitors for each of its product lines. The Company's asset management products compete principally with products offered by the Bureau of National Affairs, Inc. in the single-user and work group environments, and the Company anticipates that its enhanced client/server asset management products, when introduced, will compete with products offered by PeopleSoft, Inc., Oracle Corporation and others. The Company's human resources and payroll management products compete primarily with products offered by Spectrum Human Resources Corporation, Human Resources Microsystems and Ceridian Corporation (FLX) in the single-user and work group environment, and the Company anticipates that its enhanced client/server human resources and payroll products, when introduced, will compete with products offered by PeopleSoft, Inc., Ultimate Software Group, Inc. and SAP AG in the client/server environment. The Company's human resource and payroll management products also compete with payroll service bureaus, such as ADP, Inc. and PayChex, Inc., and with in-house management information systems staffs. Some of the Company's existing competitors, as well as a number of potential new competitors, have larger technical staffs, more established and larger sales and marketing organizations and greater financial resources than the Company. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors. In addition, there can be no assurance that competitors will not develop products that are superior to the Company's products or achieve greater market acceptance. Competitive pressures in the form of aggressive price competition could also have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success will depend significantly upon its ability to increase its share of its target markets, to maintain and increase its renewal revenues from existing customers and to sell additional products, product enhancements, maintenance and support agreements and training and consulting services to existing customers and new customers. There can be no assurance that the Company will continue to compete favorably or that competition will not have a material adverse effect on the Company's business, operating results or financial condition.

   Timely Release of Periodic Updates to Reflect Tax Law and Other Regulatory Changes. The Company's asset, human resources and payroll management software products are affected by changes in laws and regulations and generally must be updated annually or periodically to maintain their accuracy and competitiveness. There can be no assurance that the Company will be able to release these annual or periodic updates on a timely basis in the future. Failure to do so could have a material adverse effect on market acceptance of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, significant changes in tax laws and regulations or other regulatory provisions applicable to the Company's products could require the Company to make a significant investment in product modifications, which could have a material adverse effect on the Company's business, operating results and financial condition.

   Product Errors; Product Liability. Software products such as those offered by the Company typically contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy these products. Despite extensive testing, the Company from time to time has discovered defects or errors in its products. Accordingly, there can be no assurance that such defects, errors or difficulties will not cause delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or customer satisfaction with the Company's products. In addition, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

   Although the Company has not experienced any material product liability claims to date, the sale and support of software products and the performance of related services by the Company entails the risk of such claims. Many of the Company's products and services are used by or performed for customers in connection with the preparation and filing of tax returns and other regulatory reports. If any of the Company's products contain errors that produce inaccurate results upon which users rely, or cause users to misfile or fail to file required information, the Company could be subject to liability claims from users which could, in turn, materially adversely affect the Company's business, operating results and financial condition. The Company attempts to limit its product liability exposure to users through contractual limitations on liability, including appropriate disclaimers in its "shrink wrap" license agreement with end users. The Company's software license agreements generally provide that the software is provided "as is" without warranty of any kind. There can be no assurance, however, that the contractual limitations used by the Company will be enforceable or will provide the Company with adequate protection against product liability claims. The Company also maintains errors and omissions insurance. There can be no assurance, however, that such coverage will be sufficient to cover any claims made in the future, will continue to be available on reasonable terms, or that the insurer will not disclaim coverage as to any future claim. A successful claim for product or service liability brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

   Acquisitions. The Company may, from time to time, pursue acquisitions of businesses, customer bases, products or technologies that complement or expand its existing business. The Company evaluates potential acquisition opportunities from time to time, including those that could be material in size and scope. Acquisitions involve a number of risks, including the diversion of management's attention from day-to-day operations to the assimilation of the operations and personnel of the acquired companies and the incorporation of acquired operations, customer bases, products or technologies. Such acquisitions could also have adverse short-term effects on the Company's operating results, and could result in dilutive issuances of equity securities, the incurrence of debt and the loss of key employees. In addition, many business acquisitions must be accounted for as purchases and, because most software-related acquisitions involve the purchase of significant intangible assets, these acquisitions typically result in substantial amortization charges and charges for acquired research and development projects, which could have a material adverse effect on the Company's operating results. There can be no assurance that any such acquisitions will occur or that, if such acquisitions do occur, the acquired businesses, customer bases, products or technologies will generate sufficient revenue to offset the associated costs or effects.

   Protection of Intellectual Property; Risks of Infringement. The Company's success is heavily dependent upon its proprietary technology. The Company regards its software as proprietary, and relies primarily on a combination of trade secret, copyright and trademark law, trade secret confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has no patents or patent applications pending, and existing trade secret and copyright laws afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop products or technologies that are substantially equivalent or superior to the Company's products or technologies.

   The Company is not aware that any of its products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time-consuming and expensive to defend, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, operating results and financial condition.

   International Operations. Although the Company's revenue from international sales has historically been insignificant, the Company recently opened an office in Canada and intends to increase its sales and marketing efforts in other international markets. The Company anticipates that its international operations will require the Company to recruit and hire a number of new consulting, sales and marketing and support personnel in Canada and other countries in which the Company establishes operations. In addition, the Company has only limited experience in developing localized versions of its products and in marketing and distributing its products internationally. Moreover, the Company does not currently have relationships with any Business Partners that target international markets. The Company's international sales and marketing efforts will require significant investment by the Company in advance of anticipated future revenue. There can be no assurance that the Company's international sales and marketing efforts will be successful or will generate significant revenue. There are a number of other risks inherent in international business activities, including costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, currency fluctuations, difficulties in the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and exposures to gains and losses on foreign currency transactions. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results or financial condition.

   Reliance on Microsoft Technologies. The Company's software products are designed primarily to operate with Microsoft technologies, including Windows NT, Windows 95, Windows 3.x, SQL Server, Visual FoxPro and Visual Basic, and the Company's strategy requires that its products and technology be compatible with new developments in Microsoft technology. A decreasing portion of the Company's products are also designed to operate with Microsoft DOS. Although the Company believes that Microsoft technologies are currently widely utilized by businesses of all sizes, there can be no assurance that businesses will continue to adopt such technologies as anticipated, will migrate from older Microsoft technologies (such as DOS or earlier versions of Windows) to newer Microsoft technologies or will not adopt alternative technologies that the Company does not support. If businesses do not migrate from older technologies and adopt the Microsoft technologies with which the Company's products are compatible, the Company's business, operating results and financial condition will be materially and adversely affected.

   Dependence on Key Personnel. The Company's success depends, in significant part, upon the continued services of its key technical, marketing, sales and management personnel and on its ability to continue to attract, motivate and retain highly qualified employees. The loss of key personnel could have a material adverse effect on the Company's business, operating results and financial conditions. The Company does not maintain key person life insurance on any of its employees. Although the Company has employment agreements with certain key employees, these employees, like all other employees, may voluntarily terminate their employment with the Company at any time. Competition for technical, marketing, sales and management employees is intense and the process of locating personnel with the combination of skills and attributes required to execute the Company's strategy can be difficult, time-consuming and expensive. There can be no assurance that the Company will be successful in attracting or retaining highly skilled technical, management, sales and marketing personnel and the failure to attract, hire, assimilate or retain such personnel could have a material adverse effect on the Company's business, operating results and financial condition.

   Control by Principal Shareholders, Officers and Directors. The present directors, executive officers and principal shareholders of the Company and their affiliates beneficially own approximately 53% of the outstanding Common Stock. As a result, these shareholders will be able to exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

   Possible Volatility of Stock Price. The trading price of the Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the software industry, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the public equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stock of technology companies. These broad market fluctuations, as well as shortfalls in sales or earnings as compared with securities analysts' expectations, changes in such analysts' recommendations or projections and general economic and market conditions, may materially and adversely affect the market price of the Company's Common Stock.



   Anti-takeover Effect of Certain Charter, By-Law and Statutory Provision; Possible Issuance of Preferred Stock. The Company's Amended and Restated Articles of Incorporation and Amended and Restated By-Laws, as well as Virginia corporate law, contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of these provisions allow the Company to issue without shareholder approval preferred stock having rights senior to those of the Common Stock. Other provisions impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. In addition, the Company's Board of Directors is divided into three classes, each of which will serve for a staggered three-year term, which may make it more difficult for a third party to gain control of the Company's Board of Directors.

                                    Part II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on September 11, 1997. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

     (a)  The shareholders elected to amend and restate the Company's
          Articles of Incorporation increasing from 15,000,000 to 40,000,000 the aggregate number of authorized shares of Common
          Stock of the Company, with 7,843,143 shares voting for and no shares voting against or abstaining.
     (b) The shareholders elected to amend and restate the Company's Articles of Incorporation effective immediately following the closing of the Initial Public Offering, to eliminate the Class A Redeemable Convertible Preferred Stock, with 7,843,143 shares voting for and no shares voting against or abstaining.
     (c) The shareholders elected Timothy A. Davenport, Peter V. Del Presto and Herbert R. Brinberg as directors of the Company. The votes for and against (withheld) each nominee were as follows:

              Nominee             Votes For    Votes Withheld   Votes Abstained
              -------             ---------    --------------   ---------------
         Timothy A. Davenport     7,785,215         57,928            0
         Peter V. Del Presto      7,785,215         57,928            0
         Herbert R. Brinberg      7,785,215         57,928            0


              Effective October 3, 1997, Mr. Del Presto resigned from the Board of Directors.

     (d) The shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors, with 7,785,215 shares voting for and 57,928 shares voting against, and no shares abstaining.
     (e) The shareholders approved the Company's Amended and Restated 1988 Incentive Stock Option Plan, with 7,724,673 shares voting for, no shares voting against and 118,470 shares abstaining.
     (f) The shareholders approved the amendments to the Company's Amended and Restated 1992 Stock Option Plan, with 7,717,173 shares voting for, 7,500 shares voting against, and 118,470 shares abstaining.
     (g) The shareholders approved the Company's 1997 Employee Stock Purchase Plan, with 7,759,143 shares voting for, no shares voting against and 84,000 shares abstaining.
     (h) The shareholders approved the Company's 1997 Directors Stock Option Plan, with 7,717,173 shares voting for, 41,970 voting against, and 84,000 shares abstaining.
     (i) The shareholders approved the Company's 1997 Stock Incentive Plan, with 7,724,673 shares voting for, 34,470 shares voting against, and 84,000 shares abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

              11.1  Statement Re. Computation of Net Income Per Share

              27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     (b)  Reports on Form 8-K:

              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized.

                          BEST SOFTWARE, INC.


                          By:    /s/  Timothy A. Davenport
                              ----------------------------
                                      Timothy A. Davenport
                                 President and Chief Executive Officer
`

                          By:    /s/  David N. Bosserman
                              --------------------------
                                      David N. Bosserman
                              Executive Vice President, Chief Financial
                              Officer and Treasurer
`

     EXHIBIT NO.
     -----------
         11.1    Computation of Earnings per Share      21

         27      Financial Data Schedule*

----------------

- Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.