Form 10KT405
period 1997-12-31
BEST SOFTWARE INC
filed 1998-03-25
CIK 1043431

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       OR

          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM APRIL 1, 1997 TO DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-23117

                              BEST SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

           VIRGINIA                            7372                      54-1222526
(State or other jurisdiction of     (Primary Standard Industrial       (IRS Employer
incorporation or organization)      Classification Code Number)      Identification No.)

                           11413 ISAAC NEWTON SQUARE
                                RESTON, VA 20190
                                 (703) 709-5200
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [X]

     As of March 2, 1998, there were 11,000,730 shares of the Registrant's Common Stock, no par value, outstanding, which is the only outstanding class of common or voting stock of the Registrant. As of that date, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock as quoted by the Nasdaq National Market on such date), was approximately $92,293,688.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's transition period ended December 31, 1997, are incorporated by reference into Part III of this report on Form 10-K.
================================================================================

                   PERIOD ENDING DECEMBER 31, 1997 FORM 10-K
                              BEST SOFTWARE, INC.

                                     INDEX

  ITEM                                                                        PAGE
  ----                                                                        ----
PART I
ITEM 1:         Business....................................................    1
ITEM 2:         Properties..................................................    8
ITEM 3:         Legal Proceedings...........................................    8
ITEM 4:         Submission of Matters to a Vote of Security Holders.........    8

PART II
ITEM 5:         Market for Registrant's Common Equity and Related
                Stockholder Matters.........................................    8
ITEM 6:         Selected Consolidated Financial Data........................   10
ITEM 7:         Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................   11
ITEM 7a:        Quantitative and Qualitative Disclosures About Market
                Risk........................................................   24
ITEM 8:         Financial Statements and Supplementary Data.................   24
ITEM 9:         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................   25

PART III
ITEM 10:        Directors and Executive Officers of the Registrant..........   25
ITEM 11:        Executive Compensation......................................   26
ITEM 12:        Security Ownership of Certain Beneficial Owners and
                Management..................................................   26
ITEM 13:        Certain Relationships and Related Transactions..............   26

PART IV
ITEM 14:        Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.........................................................   27
Signatures..................................................................   29

     Best Software, FAS, FAS Encore, FASTrack, FAS Report Writer, FAS Property Tax, Abra Software, Abra Payroll, Abra Suite, Abra Attendance, Abra Applicant, Abra Resume Scan, Abra People Manager, Abra Tax Pay and File, Best Internet Recruiter and Best Imperativ are trademarks, SupportPlus and Abra SupportPlus are service marks, BEST! (the Best logo), Abra, Abra HR and Abra Train are registered trademarks, and FAS SupportPlus is a registered service mark of the Company. All other trademarks and registered trademarks used in this Form 10-K are the property of their respective owners. See "Intellectual Property Rights and Licenses" for more details.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Best Software, Inc. is a leader in corporate resource management software, helping organizations to better manage their people, assets and budgeting processes. The Company's feature-rich, cost-effective solutions are easy to implement and enhance productivity by automating management, compliance and reporting functions in areas of specialized expertise that entail complex and frequently changing laws and regulations. The Company's solutions have been designed to complement core accounting systems and are scaleable from stand-alone desktop applications running on personal computers to multi-user work group and client/server programs designed for use on personal computer local area networks. As of December 31, 1997, the Company had over 42,000 licensed customer locations, representing approximately 125,000 licensed seats. In addition to revenue from product licenses, the Company derives significant recurring revenue from maintenance and support agreements. The Company reaches its large customer base and target market through a multi-channel sales and marketing strategy that includes its network of value-added resellers, accounting firms and consultants ("Business Partners"), a direct-response telesales operation, strategic marketing alliances and a direct sales organization.

     Effective October 3, 1997, the Company sold 2,750,000 shares of common stock at an offering price of $13.00 per share (the "Initial Public Offering"). This transaction generated approximately $32 million of net proceeds to the Company. The Company's Common Stock trades on the Nasdaq National Market under the symbol: BEST. In December 1997, the Company's Board of Directors announced a change in the fiscal year end from March 31 to December 31 effective with the current fiscal year. Consequently, the Company's most recently completed fiscal period is a nine-month transition period ended December 31, 1997. Thereafter, the Company's fiscal year will run from January 1 through December 31.

CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this Form 10-K which are not statements of historical fact are forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made only as of the date of this Form 10-K. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results" as well as those discussed elsewhere in this Form 10-K.

CORPORATE BACKGROUND

     The Company was incorporated in Virginia in 1982. Unless the context otherwise requires, "Best", or the "Company" refers to Best Software, Inc., a Virginia corporation, and its wholly-owned subsidiaries. The Company's principal executive offices are located at 11413 Isaac Newton Square, Reston, Virginia 20190. The Company's telephone number is (703) 709-5200.

                                    BUSINESS

PRODUCTS AND SERVICES

     The Company licenses software to organizations to help manage their corporate resources -- people, assets, and budgets. The Company also provides professional services relating to implementation, system setup, data conversion, training and technical support.

FAS ASSET MANAGEMENT PRODUCTS

     The Company's FAS asset management products automate and streamline the complex and tedious processes necessary to accurately and reliably track and account for assets, including sophisticated deprecia-tion calculations; maintaining detailed historical data on, as well as tracking the location of, assets across the enterprise; maintaining accurate audit trails; and preparing management and tax reports and forms on demand. The Company's FAS products are highly versatile and are designed to meet the customer's specific asset management needs. These products can be integrated with many core accounting systems and are offered separately or in integrated suites. The Company supports its FAS products through the FAS SupportPlus membership program, which provides customers with software updates and unlimited telephone support by the Company's technical support staff.

     In the nine-month transition period ending December 31, 1997, the Company derived approximately 57% of its total revenue from its FAS product line, including software licenses and related maintenance and support agreements and training services, for both the current Windows products and the previous generation of DOS products. As of December 31, 1997, the Company had over 30,000 licensed FAS customer locations, and had over 23,000 active FAS SupportPlus maintenance and support agreements.

     FAS for Windows and FAS Encore extend the functionality of core accounting systems by enabling managers to monitor, in real-time, the acquisition, transfer, depreciation and retirement of fixed assets, calculate depreciation for book and tax purposes, and track assets for maintenance and insurance purposes. FAS for Windows maintains a database of extensive information on each asset and prepares comprehensive management reports and tax reports and forms. FAS for Windows is designed to calculate asset depreciation using seven standard depreciation methods without any customization and may easily be customized for additional methodologies. FAS Encore is designed for businesses that require more rigorous asset management. FAS Encore extends the functionality of FAS for Windows with additional features such as automatic transfers and partial disposals of assets; batch reporting of asset status and activity; password security; and a built-in Crystal Reports-based report writer for creating customized reports and presentation graphics. Certain of the features included in FAS Encore are also available as add-on options for FAS for Windows.

     FASTrack is a comprehensive asset tracking solution that utilizes third-party bar code scanning and imaging technologies that enable the Company's customers to maintain complete and accurate physical inventories of assets across the enterprise and to track the location of mobile assets, conduct and reconcile physical inventories and automatically update all asset records quickly and easily in order to prevent loss of assets and the inefficiencies associated with inaccurate depreciation calculations based on obsolete inventories. FASTrack can be used on a stand-alone basis or can be seamlessly integrated with both FAS for Windows and FAS Encore.

     FAS Property Tax, released in February 1998, is a comprehensive property tax software program that automates and simplifies the personal property tax filing and compliance process. The program utilizes FAS asset data and, based on each jurisdiction's requirements, completes various jurisdiction-specific property tax forms. Best FAS Property Tax allows customers to review and adjust valuations, calculate and compare estimated values with actual assessed values, process tax bills and bill taxes back to various departments or external customers.

     The Company's current FAS products are 32-bit Windows programs written in C++ that are compatible with Windows 95 and Windows NT environments. These products operate with an SQL-standard database. The Company also offers 16-bit Windows programs that are compatible with Windows 3.x. FASTrack supports multiple bar code readers, including those from Intermec Corporation and ScanSource Inc., along with a wide range of bar code labels.

ABRA HUMAN RESOURCES AND PAYROLL MANAGEMENT PRODUCTS

     The Company's Abra human resources and payroll management products provide a comprehensive solution for the management of human resources functions. The Company's Abra human resources products integrate human resource, payroll, recruitment and training data into a single database. As a result, the Company's Abra products enable businesses to more quickly and easily access and update employee data, current job and pay information, job and pay history, salary and performance reviews, employee benefits data, workers' compensation information, and education and training data. These products can be integrated with many core accounting systems and are offered separately or in integrated suites. The Company supports its

Abra products through the Abra SupportPlus membership program, which provides customers with software updates and unlimited telephone support by the Company's technical support staff.

     In the nine-month transition period ending December 31, 1997, the Company derived approximately 40% of its total revenue from its Abra product line, including software products, maintenance and support agreements, and training and consulting services, for both Windows and DOS customers. As of December 31, 1997, the Company had over 12,000 licensed Abra customer locations. In addition, the Company had over 25,000 active Abra SupportPlus maintenance and support agreements, which in certain cases reflect the purchase of multiple maintenance and support agreements by single Abra customers.

     Abra HR for Windows automates the human resources function, enabling businesses to more quickly and easily maintain and update employee and benefit information, including employee profiles, current and historic compensation information, education and employment history, skill set records, medical benefits and savings plan enrollment eligibility data, and performance reviews. Utilizing a variety of built-in reports, Abra HR for Windows also enables businesses to instantaneously prepare cost analyses, summaries of employee productivity and regulatory reports, including reports under affirmative action, health and safety, workers' compensation and immigration regulations. In addition, Abra HR for Windows can be easily customized to meet other unique reporting requirements of a business.

     Abra Payroll for Windows is an in-house payroll solution that enables businesses to meet their payroll needs more cost-effectively than by utilizing third-party service providers. Abra Payroll also provides secure, real-time access to payroll data and enables users to comply with Federal and state tax and withholding requirements more easily and efficiently, including preparation of Forms W-2, 1099 and 941. The product also includes direct deposit capabilities and electronic tax filing capabilities and interfaces with many popular general ledger programs.

     Abra Attendance for Windows tracks employee absences and leave accruals with built-in features that enable businesses to define absence codes, handle Family and Medical Leave Act compliance, and manage accruals and carryovers. Abra Attendance for Windows enables businesses to create an array of attendance plans for any employee using different seniority, accrual and carryover rules. Abra Attendance for Windows integrates with Abra Payroll for Windows to provide updates of vacation and other balances on employee pay stubs.

     Abra Recruiting Solution is an integrated resume scanning and applicant tracking software product, consisting of Abra Resume Scan and Abra Applicant. Using the Abra Recruiting Solution, businesses can easily scan, organize and evaluate incoming resumes, as well as search and review stored resumes electronically to find appropriate job candidates. Abra Applicant automates the labor-intensive process of sorting resumes and selecting candidates and enables businesses to more easily and efficiently match job applicants' key skills, experience and educational background with their specific needs. In addition, Abra Applicant maintains easy-to-access information relating to candidate interview status and the interviewers' comments and includes numerous easy-to-use forms of correspondence, including acknowledgment, invitation, offer and rejection letters.

     Abra Train for Windows is a skill-based training management solution that allows businesses to automate the tracking of employee training requirements and history, the scheduling and management of courses and certifications and the evaluation of the effectiveness of such initiatives.

     Abra People Manager is designed specifically for smaller organizations that do not have a dedicated human resources staff. The program consolidates critical personnel information into one database on a personal computer and offers the option to review and generate reports on such information. Abra People Manager utilizes a Microsoft Access database, giving it a high degree of integration with the Microsoft Office suite of products.

     Abra Suite, which includes Abra HR, Abra Payroll, Abra Applicant, Abra Resume Scan, Abra Train, Multi-Site Consolidation, Toolkit, Link, and Paylink is a comprehensive, fully integrated, 32-bit software solution for human resource and payroll professionals. Abra Suite adds new functionality and takes advantage of capabilities inherent in the Windows 95 and Windows NT operating systems and Microsoft Visual Studio.

With the exception of Abra People Manager, which is written using Microsoft Visual Basic, all of the Abra products are written using Microsoft Visual FoxPro, an object-oriented environment and data management tool.

     Best Internet Recruiter, released in February 1998, is a recruiting service that enables employers to quickly and conveniently place job listings on some of the Internet's largest and most effective employment sites, then select and analyze resumes through a single Web site. The product enables employers to easily and cost-effectively manage all their on-line recruiting needs as well as track job offers through acceptance or rejection.

                         PRODUCT DESIGN AND DEVELOPMENT

     The Company intends to continue to develop its products to meet identified market needs for applications that complement core accounting software systems and to address the evolving technology needs of its customers. The Company's current product development efforts are focused primarily on (i) developing enhanced client/server versions of its existing products, (ii) completing development of a number of new products and (iii) creating links for certain of the Company's products with additional third-party core accounting systems and with other industry-specific applications.

     The Company intends to continue to identify market opportunities for new product offerings that will complement its customers' core accounting systems. For example, the Company is currently developing a software product designed to automate the corporate budgeting process. Like the Company's current products, this new budgeting product will be designed to function as a stand-alone system or to integrate with core accounting systems.

     Best Imperativ HRMS is the Company's next-generation of integrated human resource and payroll management software. The software leverages the Microsoft BackOffice platform to provide organizations with a Web-based, three-tier client-server system. Best Imperativ HRMS will offer employee self-service modules that integrate with HR and Payroll and empower the workforce by allowing employees and managers to update information on-line. Other powerful features include full history and effective dating that allow changes to automatically take effect on the appropriate date. The product also will allow multiple, parallel organizational structures for various looks at the organization and easy re-organizations. Best Imperativ HRMS will be available in the second quarter of 1998.

     The Company's research and development staff combines tax, accounting and asset, and human resources management expertise with programming skills. As of December 31, 1997, the Company had 79 full-time software development personnel (or 25% of the total employee base) with expertise in Windows, Windows NT, client/server and/or Internet environments. Of these developers, six are Certified Public Accountants and eight are Certified Payroll Professionals. In fiscal 1996 and 1997 and the nine months ended December 31, 1997, the Company incurred approximately $7.4 million, $6.1 million and $6.7 million, respectively, in research and development expenses.

     The development and updating of asset, human resources and payroll management software that incorporates complex regulations demands a rigorous development cycle that is mandated by the ongoing adoption of new laws, regulations and forms by federal, state and local governments and other regulatory agencies, as well as the uncertain timing of these changes and releases. The Company has a team of software developers who are experienced in this development and updating process and the Company has created a set of proprietary development tools that simplify the process of producing updates and annual versions of the Company's products within required time frames.

                              SALES AND MARKETING

     The Company employs a multi-channel sales and marketing strategy utilizing four primary channels: Business Partners, a direct-response telesales operation, strategic marketing alliances and its direct sales organization. The Company believes that this diverse sales and marketing strategy allows it to reach its target markets in the most efficient and effective manner and reduces reliance on any single distribution channel. The

Company supports its multi-channel sales and marketing strategy through national advertising in key financial and business publications, sponsorship of promotional events for customers and Business Partners and participation in trade shows and conferences. The Company also uses its Web sites to provide information about Company products and to reinforce the Company's brand image, as well as to support its sales channels. As of December 31, 1997, the Company employed 102 persons in sales and marketing.

     Business Partners. The Business Partner channel consists of (i) Big Six and other accounting firms and accounting, human resources and payroll management consultants and professionals ("professional referral partners") and
(ii) value-added resellers of core accounting and other business software solutions ("VARs"). The Company believes that its Business Partners have significant influence over product choices by customers and that its relationships with its Business Partners are an essential element in its sales and marketing efforts.

     The Company's professional referral partners recommend the Company's solutions to assist their clients in addressing asset, human resources and payroll management needs. Because they typically are closely involved with middle market businesses on a day-to-day basis, the Company's professional referral partners are well-positioned to understand customer requirements and make appropriate product recommendations. The Company believes that product recommendations from accounting firms that have licensed the Company's solutions for their internal use are particularly effective. The Company has entered into national licensing relationships with four of the Big Six accounting firms and has sold local licenses to approximately 3,000 national, regional and local accounting firm locations. Use of the Company's solutions by clients of these firms creates efficiencies for both the clients and the accounting firms in the transmission and processing of asset, human resources and payroll data and frees the accounting firm to focus more on providing business management and other higher value services.

     VARs are independent sales organizations that market and resell the Company's products and often offer training and local installation, implementation and customization services. VARs typically have specialized experience in financial or human resources areas, and in many cases focus on selling to middle market businesses. VARs market the Company's solutions through their own contacts and to sales leads supplied by the Company. The Company requires VARs to undergo prescribed training and certification procedures before being authorized to sell and implement certain of the Company's software solutions. As of December 31, 1997, the Company was affiliated with approximately 200 certified VARs.

     Direct-Response Telesales. The Company solicits new customers for its products through periodic targeted mailings to its prospects. Utilizing its proprietary database of more than 300,000 potential new customer business names and other available mailing lists, the Company distributed over 2.8 million pieces of direct mail relating to its product lines in fiscal 1997 and 1.4 million pieces for the nine months ended December 31, 1997. Such mailings, as well as targeted advertising, generate interest from potential customers by stressing the cost-effectiveness and functionality of the Company's products, ongoing changes in government regulations and the support and service provided by the Company. Responses from potential customers are entered into the Company's automated lead-tracking system. Once the information or a trial product has been delivered to the potential customer, follow-up calls are made until the customer decides whether or not to license the product.

     Strategic Marketing Alliances. The Company currently has formal and informal strategic marketing alliances with over 20 of the leading core accounting and other industry-specific software vendors. These alliances permit these software vendors to incorporate the Company's products as specialized integrated applications or add-on modules to enhance their product offerings. These alliances benefit the Company by creating an additional sales channel and by providing a strong recommendation of its products by leading software vendors. The Company's strategic marketing alliance partners currently include Great Plains Software, Inc., Platinum Software Corporation, Scala North America, Inc., and State of the Art, Inc.

     Direct Sales. The Company has a direct sales force that currently markets the Company's products to larger middle market customers and national accounts. As of December 31, 1997, the Company's direct sales force consisted of 12 persons, located at the Company's offices in Reston, Virginia and St. Petersburg, Florida and other locations. In addition to marketing the Company's products to new customers, this channel leverages the Company's broad installed customer base to sell additional products to divisions or branches of existing customers.

                                  COMPETITION

     The market for the Company's products is highly competitive. Although the Company is not aware of any competitor which competes with it across all of its product lines, a variety of companies currently offer products that compete with one or more of the Company's product lines. In addition, as the Company targets new markets and introduces new product lines, it expects to encounter competition from additional competitors. The Company's products compete primarily on the basis of product features and functions, product quality and reliability, timeliness of product release and updating, ease of use, brand recognition, quality of customer support, price and product line breadth. The Company believes that its products generally compete effectively with respect to these factors.

     The Company faces different competitors for each of its product lines. The Company's asset management products compete principally with products offered by the Bureau of National Affairs, Inc. in the single-user and work group environments, and the Company anticipates that its enhanced client/server products, when introduced, will compete with products offered by PeopleSoft, Inc., Oracle Corporation and others. The Company's human resources and payroll management products compete primarily with Spectrum Human Resources Corporation, Human Resources Microsystems and Ceridian Corporation (FLX) in the single-user and work group environment, and the Company anticipates that its enhanced client/server human resources and payroll products, when introduced, will compete with products offered by PeopleSoft, Inc., Ultimate Software Group, Inc. and SAP AG in the client/server environment. The Company's human resources and payroll management products also compete with payroll service bureaus, such as ADP, Inc. and Paychex, Inc., and with in-house management information systems staffs. Several of the Company's competitors or potential competitors have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors. In addition, there can be no assurance that competitors will not develop products that are superior to the Company's products or achieve greater market acceptance. Competitive pressures in the form of aggressive price competition could also have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success will depend significantly upon its ability to increase its share of its target markets, to maintain and increase its renewal revenues from existing customers and to sell additional products, product enhancements, maintenance and support agreements and training and consulting services to existing customers and new customers. There can be no assurance that the Company will continue to compete favorably or that competition will not have a material adverse effect on the Company's business, operating results or financial condition.

                         TECHNICAL SUPPORT AND SERVICE

     The Company believes that offering quality service and support is strategic to its overall business objectives and provides the Company with a significant opportunity to differentiate itself from competitors. The Company offers its customers maintenance and technical support through its SupportPlus membership programs, and also offers training and consulting services. The Company derives a significant portion of its revenue from maintenance and support services. As of December 31, 1997, the Company employed 71 persons in technical support and services functions. In the nine months ended December 31, 1997, almost 50% of the Company's revenue or $18.2 million were for support, training and other professional services, which compares to 49% or $19.3 million for the fiscal year 1997 and 42.2% or $16.6 million for the fiscal year 1996.

     The Company's SupportPlus membership programs provide customers expert telephone support for FAS and Abra products, software updates to reflect tax law and government regulatory changes, feature enhancements, newsletter subscriptions, unlimited access to the Company's support center on the Web and special discounts on new products and services. In the nine months ended December 31, 1997 approximately 90% of the Company's customers purchased maintenance and support agreements in connection with their initial licenses of Company products and approximately 85% in both fiscal 1997 and fiscal 1996. During each of these periods, the Company achieved approximately 80% annual renewal rates for its maintenance and support agreements, which typically have a one-year term. The Company's telephone support organization provides extensive product support to customers, including assistance in connection with implementation, systems operation and regulatory compliance.

     In addition to technical support, the Company offers its customers the option to attend training seminars covering the use of the Company's solutions as well as a comprehensive nationwide seminar series featuring basic through advanced interactive product training. Many of these seminars offer professional education credits. The Company also offers on-site training at client facilities. In certain circumstances, the Company's Business Partners provide training and implementation services directly to customers.

     The Company is in the process of expanding its consulting services operation, which provides installation, training, data conversion, implementation and other consulting services. The Company believes this consulting services operation will become increasingly important as it introduces its enhanced client/server products in the future.

                   INTELLECTUAL PROPERTY RIGHTS AND LICENSES

     The Company generally does not execute licenses with its customers but instead seeks to protect its software and other intellectual property through a combination of trade secret, copyright and trademark law, confidentiality agreements and contractual restrictions on copying and disclosure contained in its "shrink wrap" licenses and nondisclosure agreements with its employees and contractors. The Company provides its products to customers on a "right-to-use" basis under non-exclusive shrink wrap licenses, which generally are nontransferable and have a perpetual term. The license agreements generally provide that the software is provided "as is" without warranty of any kind.

     Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. Licensees do not sign the Company's shrink wrap licenses and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's products and technologies.

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

                                   EMPLOYEES

     As of December 31, 1997, the Company had 314 full-time employees, including 79 employees primarily engaged in research and development, 71 in technical support and services, 102 in sales and marketing, and 62 in operations, finance and administration. The Company believes current employee relations are good.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters, including its principal administrative, product development, product management, technical support, and sales and marketing operations, are located in 39,000 square feet of office space in a building located in Reston, Virginia. The Company occupies the space under leases expiring on February 28, 2002, subject to the Company's right to extend the term by two years for part of the space, and by two or five years for the remainder of the space. The Company's Abra Software, Inc. subsidiary leases 26,000 square feet of office space in St. Petersburg, Florida, under a lease that expires in December 1998. The Company also leases space in McLean, Virginia and Burlington, Ontario, Canada. The Company leased space in Palo Alto, California pursuant to a lease that expired in February 1998. Total rent expense for the Company's facilities was approximately $865,000 for the nine months ended December 31, 1997 and approximately $1.0 million for each of fiscal year 1997 and fiscal year 1996. The Company believes that its existing facilities are suitable and adequate for its present needs and that suitable additional space will be available as needed to accommodate any expansion of operations.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operation in the normal course of business. The Company is not currently a party to any legal proceedings. An unfavorable outcome in any future litigation could have a material adverse effect on the Company's business, operating results, and financial condition. In addition, any litigation, regardless of outcome, can have a material adverse impact on the Company because of defense costs, diversion of management resources and other factors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for vote of security holders in the quarter ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the Nasdaq National Market under the symbol "BEST" on September 30, 1997. The initial offering price was $13.00 per share and during the period from the initial offering to December 31, 1997 the high closing price was $14.625 per share and the low closing price was $8.625 per share. The closing price on December 31, 1997 was $9.25 per share. On February 27, 1998 the closing price was $15.438 per share.

Shareholders

     On March 2, 1998 the Company had approximately 104 holders of record.

Dividends

     The Company paid a dividend of $0.455 per share of Common Stock to shareholders of record on February 20, 1997 and a dividend of $0.915 per share of Common Stock to shareholders of record on June 27, 1997. All of the Board members (or their affiliates) except for Mr. Richard A. Lefebvre were shareholders as of the record date for payment of the first dividend and all of the Board members (or their affiliates) were shareholders as of the record date for payment of the second dividend. In connection with the two dividends, Mr. James F. Petersen received $2,876,903; Mr. Timothy A. Davenport received $137,100; Edison, an affiliate of Mr. John H. Martinson, received $5,527,292; Ms. Dorothy T. Webb, who was then a director of the Company, received $1,027,586; Dr. Herbert R. Brinberg received $20,550; Mr. Lefebvre received $3,294; and PNC Capital Corp. ("PNC"), a shareholder of the Company and an affiliate of Mr. Peter V. Del Presto, who was then a director of the Company, received the payments described in the following paragraph.

     The Loan and Warrant Purchase Agreement by and between PNC and the Company dated as of March 2, 1993, prohibits the Company from issuing cash dividends to its shareholders until the closing of an initial public offering. In consideration for PNC's waiver of this restriction in connection with the two dividend issuances described above, the Company agreed, with regard to the first dividend, to reduce the per share exercise price of the PNC Warrant by the dividend amount (i.e., from $2.667 to $2.213 per share), and, with regard to the second dividend, to pay PNC a dividend equivalent payment of $432,338 ($0.915 multiplied by the 472,500 shares underlying the PNC Warrant) and to amend the PNC Warrant to reduce the then current per share exercise price thereunder by 20% of the dividend value (i.e., from $2.213 to $2.029 per share). PNC is a beneficial shareholder of the Company and Mr. Del Presto, a former director of the Company, is a Vice President of PNC.

     In connection with the above described dividends, all employees holding nonstatutory stock options were given the opportunity to elect to pay some or all of their withholding tax obligations resulting from exercise of their options in the form of a secured promissory note, bearing interest at the rate of 5.66% and 6.06% per annum for the first and second dividend, respectively, and due and payable to the Company, in cash or stock of the Company (valued at the then current fair market value), no later than ten business days after the date upon which the cash dividend was paid. The Company received a number of such promissory notes from employees, including a note in the amount of $763,890 from Mr. Petersen, Chairman of the Board and a director, and a note in the amount of $702,578 from Ms. Webb, a former director. Both Mr. Petersen and Ms. Webb delivered Common Stock to the Company to pay off the loan (199,429 and 183,282 shares, respectively).

     The Company has adopted a policy that any future transactions between the Company and its executive officers, directors and affiliates must (i) be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and (ii) be approved by a majority of the members of the Company's Board of Directors and by a majority of the disinterested members of the Company's Board of Directors.

     The Company paid a dividend of $3,556,264 in the aggregate ($0.455 per share of Common Stock) to shareholders of record on February 20, 1997 and a dividend of $7,565,114 in the aggregate ($0.915 per share of Common Stock) to shareholders of record on June 27, 1997. Other than these dividends, the Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any future earnings to fund the development and growth of its business, and does not anticipate paying any cash dividends for the foreseeable future.

Stock Buyback

     On December 1, 1997, the Company announced that its Board of Directors had approved the repurchase by the Company of up to an aggregate of 200,000 shares of its Common Stock. The Company intends to issue any such repurchased shares pursuant to its stock plans. As of December 31, 1997, the Company had purchased approximately 10,000 shares under the repurchase program.

Use of Proceeds

     The net proceeds of the initial public offering remain temporarily invested and available for future product development, working capital, acquiring or investing in businesses, technologies or products complimentary to the Company's business or other general corporate purposes. The registration statement (Registration No. 333-33275) for the Initial Public Offering was filed on Form S-1 with the Securities and Exchange Commission on September 29, 1997. The Initial Public Offering completed on October 3, 1997, in which the Company sold 2,750,000 shares of common stock at an offering price of $13.00 per share, generated approximately $32 million of net proceeds to the Company. The Company incurred approximately $1.0 million in expenses related to the Initial Public Offering. The Underwriters of the offering were Hambrecht & Quist LLC and William Blair & Company, LLC.

Subsequent Event

     In March 1998, the Company announced the signing of a definitive agreement to acquire HR Management Software GmbH (HRS), a leading provider of human resource software in the European marketplace. The acquisition is for approximately $10.0 million, consisting of cash and Common Stock. The acquisition will be accounted for as a purchase and the Company expects to write off in the first quarter of 1998 a substantial portion of the purchase to in-process research and development.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     To better understand the following financial information, investors should also read the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. In December 1997, the Company announced a change in its fiscal year end to December 31 from March 31. Consequently, the Company's most recently completed fiscal period is a nine-month transition period ended December 31, 1997. The following selected financial data is in thousands, except per share data:

                                                                                            NINE MONTHS ENDED
                                                        YEAR ENDED MARCH 31,                   DECEMBER 31,
                                              -----------------------------------------   ----------------------
                                                1994       1995       1996       1997        1996         1997
                                              --------   --------   --------   --------   -----------   --------
                                                                                          (UNAUDITED)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenue:
    License fees and royalty................  $19,339    $20,346    $22,677    $20,161      $15,171     $18,384
    Services................................    8,202     14,677     16,552     19,323       14,147      18,157
                                              -------    -------    -------    -------      -------     -------
         Total..............................   27,541     35,023     39,229     39,484       29,318      36,541
                                              -------    -------    -------    -------      -------     -------
  Cost of revenue:
    License fees and royalty................    2,807      3,806      4,501      2,251        1,448       1,443
    Services................................    2,355      4,357      5,306      5,675        4,110       4,537
                                              -------    -------    -------    -------      -------     -------
         Total..............................    5,162      8,163      9,807      7,926        5,558       5,980
                                              -------    -------    -------    -------      -------     -------
  Gross margin..............................   22,379     26,860     29,422     31,558       23,760      30,561
                                              -------    -------    -------    -------      -------     -------
  Operating expenses:
    Sales and marketing.....................    9,482     11,354     12,812     14,355       10,811      13,247
    Research and development................    2,173      5,707      7,389      6,089        4,751       6,650
    General and administrative..............    5,797      4,284      5,789      5,554        4,162       4,808
    Amortization of acquired intangibles....    1,984      3,177      1,435         --           --          --
                                              -------    -------    -------    -------      -------     -------
         Total..............................   19,436     24,522     27,425     25,998       19,724      24,705
                                              -------    -------    -------    -------      -------     -------
  Operating income (loss)...................    2,943      2,338      1,997      5,560        4,036       5,856
                                              -------    -------    -------    -------      -------     -------
  Other income (expense), net:
    Interest income (expense), net..........     (424)      (176)      (145)       351          226         263
    Gain on sale of product lines...........       --         --        750         --           --          --
                                              -------    -------    -------    -------      -------     -------
         Total..............................     (424)      (176)       605        351          226         263
                                              -------    -------    -------    -------      -------     -------
  Income from continuing operations before
    income taxes............................    2,519      2,162      2,602      5,911        4,262       6,119
  Income tax benefit (provision)............     (400)      (550)       925     (1,475)      (1,930)     (2,350)
                                              -------    -------    -------    -------      -------     -------
  Income from continuing operations.........    2,119      1,612      3,527      4,436        2,332       3,769
  Gain on disposal of discontinued
    business................................       --      1,903         --         --           --          --
  Loss from operations of discontinued
    business................................   (8,990)        --         --         --           --          --
                                              -------    -------    -------    -------      -------     -------
  Net income (loss).........................  $(6,871)   $ 3,515    $ 3,527    $ 4,436      $ 2,332     $ 3,769
                                              =======    =======    =======    =======      =======     =======
  Basic net income per share from continuing
    operations..............................  $  0.33    $  0.25    $  0.54    $  0.67      $  0.36     $  0.44
                                              =======    =======    =======    =======      =======     =======
  Diluted net income per share from
    continuing operations...................  $  0.26    $  0.19    $  0.44    $  0.54      $  0.28     $  0.38
                                              =======    =======    =======    =======      =======     =======
  Basic net income (loss) per share.........  $ (1.06)   $  0.54    $  0.54    $  0.67      $  0.36     $  0.45
                                              =======    =======    =======    =======      =======     =======
  Diluted net income (loss) per share.......  $  (.85)   $  0.42    $  0.44    $  0.54      $  0.28     $  0.38
                                              =======    =======    =======    =======      =======     =======
  Basic weighted average shares
    outstanding.............................    6,496      6,499      6,528      6,581        6,532       8,445
                                              =======    =======    =======    =======      =======     =======
  Diluted weighted average shares
    outstanding.............................    8,118      8,397      8,030      8,263        8,231       9,809
                                              =======    =======    =======    =======      =======     =======

                                                              MARCH 31,
                                              -----------------------------------------        DECEMBER 31,
                                                1994       1995       1996       1997              1997
                                              --------   --------   --------   --------        ------------
CONSOLIDATED BALANCE SHEET DATA:
  Cash cash equivalents and short-term
    investments.............................  $ 2,070    $ 3,534    $ 8,105    $13,365                   $45,432
  Working capital (deficit).................  (12,888)    (5,169)      (583)      (912)                   26,549
  Total assets..............................   19,633     13,794     17,625     21,160                    57,010
  Deferred maintenance and service
    revenue.................................    7,987      8,814      9,398     12,288                    16,231
  Long-term debt............................    5,119      2,954      2,133        650                        --
  Redeemable convertible preferred stock....      500        500        500        500                        --
  Redeemable common stock warrants..........      206        206        296        642                        --
  Shareholders' equity (deficit)............   (7,763)    (4,202)      (698)      (144)                   29,754

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. Certain of the statements contained in this Form 10-K which are not statements of historical fact are forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made only as of the date of this Form 10-K. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below under "Certain Factors That May Affect Future Results" as well as those discussed elsewhere in this Form 10-K. References to the Company's "fiscal" year mean the twelve months ended on March 31 of that calendar year until December 1997, when the Company announced a change in its fiscal year end to December 31 from March
31. Consequently, the Company's most recently completed fiscal period is a nine-month transition period ended December 31, 1997. Thereafter, the Company's fiscal year will run from January 1 through December 31.

OVERVIEW

     The Company is a leader in corporate resource management software, helping organizations to better manage their people, assets and budgeting processes. The Company's feature-rich, cost-effective solutions are easy to implement and enhance productivity by automating management, compliance and reporting functions in areas of specialized expertise that entail complex and frequently changing laws and regulations. The Company's solutions have been designed to complement core accounting systems and are scaleable from stand-alone desktop applications running on personal computers to multi-user work group and client/server programs designed for use on personal computer local area networks. As of December 31, 1997, the Company had over 42,000 licensed customer locations, representing approximately 125,000 licensed seats.

     The Company launched its FAS fixed asset management product line in 1983 and a professional tax preparation software product line in 1985. In 1991, the Company acquired the Abra human resources and payroll management product line. Between 1992 and 1994, the Company purchased a write-up product line for accountants, a small business accounting software product line (the "MYOB product line") and a service bureau payroll product line for accountants. The Company thereafter decided to focus primarily on serving middle market businesses, and sold its professional tax preparation software business in April 1994 and its service bureau payroll and write-up product lines for accountants in August 1995 (together, the "Divested Product Lines"). In May 1996, the Company licensed its MYOB product line to a third party. Under such license (the "MYOB License"), the Company is to receive royalties over the four-year license term, which ends in June 2000. The royalty rate escalates over each of the four years in the license period and is based on the total revenue of the licensee attributable to the MYOB product line.

     The Company currently derives substantially all of its revenue from its FAS and Abra product lines and related services and from the MYOB License (collectively, the "Ongoing Business"). The Company's historical consolidated financial statements include results of operations relating to the Divested Product Lines and the MYOB product line. Accordingly, certain of the Company's historical consolidated financial statements are not indicative of operating results attributable to the Ongoing Business. For fiscal 1996 and 1997, total revenue from the Ongoing Business was $30.8 million and $38.4 million respectively; gross margin for the Ongoing Business was $23.8 million and $30.9 million respectively; and operating income from the Ongoing Business was $2.0 million and $5.6 million respectively. Beginning with the nine month transition period ended December 31, 1997 the Ongoing Business is the same as the information presented.

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

     In addition to revenue from product licenses, the Company derives significant recurring revenue from maintenance and support agreements. In the nine months ended December 31, 1997 approximately 90% of the Company's customers purchased maintenance and support agreements in connection with their initial licenses of Company products and approximately 85% in both fiscal 1997 and fiscal 1996. Additionally, during each of these periods, the Company has achieved average annual renewal rates for its maintenance and support agreements of approximately 80%. Under its maintenance and support agreements, the Company provides technical support and periodic software updates. In late fiscal 1997, the Company launched its consulting services, which include installation, set-up and conversion services. Training and consulting revenue are anticipated to have lower gross margins than revenue from maintenance and support agreements. In the nine months ended December 31, 1997 and in fiscal 1997, approximately 50% of total revenue were attributable to services, of which a substantial portion was derived from maintenance and support agreements. Maintenance and support agreements are generally priced as a percentage of the initial license fee for the underlying products.

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

     The Company employs a multi-channel sales and marketing strategy utilizing four primary channels: Business Partners, a direct-response telesales operation, strategic marketing alliances and a direct sales organization. In 1995, the Company began to develop its national account organization and has invested and expects to continue to invest in the development of this channel. The Company expects that sales through direct channels will generally have higher gross margins than sales through indirect channels, although these higher margins may be offset in whole or in part by increased sales and marketing expenses. In addition, in October 1996, the Company established a wholly owned subsidiary in Ontario, Canada to localize and market the Company's FAS and Abra products in the Canadian market.

     The Company has made, and intends to continue to make, significant investments in research and development to develop new products and enhanced client/server versions of its existing products. In addition, the Company releases periodic updates of its products to incorporate regulatory changes. As of December 31, 1997, the Company had 79 full-time software development personnel with expertise in Windows, Windows NT, client/server and/or Internet environments. Of these developers, six are Certified Public Accountants and eight are Certified Payroll Professionals.

     The Company accounts for software development costs in accordance with Statement of Financial Accounting Standard No. 86 "Accounting For The Costs Of Computer Software To Be Sold, Leased Or Otherwise Marketed." Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as research and development costs. There were no software development costs capitalized in fiscal 1996 or fiscal 1997 or in the nine-month period ended December 31, 1997. During these periods, the time between the establishment of technological feasibility and general release was very short. Costs otherwise capitalizable after technological feasibility were insignificant and, therefore, were expensed as incurred.

     Effective October 3, 1997 the Company sold 2,750,000 shares of common stock at an offering price of $13.00 per share (the "Initial Public Offering"). This transaction generated approximately $32 million of net proceeds to the Company after deduction of all related expenses. As part of the Initial Public Offering, all of the Company's outstanding preferred stock automatically converted into shares of its common stock, and certain warrant redemption rights expired. A partial exercise of a warrant occurred immediately prior to the close of the offering. During the Initial Public Offering through December 31, 1997, the holder of the warrant to purchase 472,500 shares of Common Stock elected to partially exercise the warrant of 119,204 shares of Common Stock in a cashless exercise transaction. As a result of this transaction, the holder of the warrant received 100,599 shares of Common Stock and 353,296 warrants remain exercisable.

     In fiscal 1994, the Company established a valuation allowance for certain deferred tax assets. The valuation allowance was subsequently reduced as a result of the Company's analysis of then current levels of earnings and anticipated operating results. As a result, the Company's effective tax rate has been significantly lower than the applicable statutory rates. The Company expects that the effective tax rate in future periods will more closely reflect statutory rates.

                             RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain consolidated statement of operations data expressed in thousands of dollars. The Company's historical financial statements (presented below) include operating results relating to the Divested Product Lines and the MYOB product line and, therefore, are not indicative of the results of operations attributable to the Ongoing Business.

                                                             FISCAL YEAR          NINE MONTHS
                                                           ENDED MARCH 31,    ENDED DECEMBER 31,
                                                          -----------------   -------------------
                                                           1996      1997       1996       1997
                                                          -------   -------   --------   --------
                                                                             (UNAUDITED)
Revenue:
     License fees and royalty...........................  $22,677   $20,161   $15,171    $18,384
     Services...........................................   16,552    19,323    14,147     18,157
                                                          -------   -------   -------    -------
          Total.........................................   39,229    39,484    29,318     36,541
                                                          -------   -------   -------    -------
Cost of revenue:
     License fees and royalty...........................    4,501     2,251     1,448      1,443
     Services...........................................    5,306     5,675     4,110      4,537
                                                          -------   -------   -------    -------
          Total.........................................    9,807     7,926     5,558      5,980
                                                          -------   -------   -------    -------
Gross margin............................................   29,422    31,558    23,760     30,561
                                                          -------   -------   -------    -------
Operating expenses:
     Sales and marketing................................   12,812    14,355    10,811     13,247
     Research and development...........................    7,389     6,089     4,751      6,650
     General and administrative.........................    5,789     5,554     4,162      4,808
     Amortization of acquired intangibles...............    1,435        --        --         --
                                                          -------   -------   -------    -------
          Total.........................................   27,425    25,998    19,724     24,705
                                                          -------   -------   -------    -------
Operating income........................................    1,997     5,560     4,036      5,856
Other income, net.......................................      605       351       226        263
                                                          -------   -------   -------    -------
Income before income taxes..............................    2,602     5,911     4,262      6,119
Income tax benefit (provision)..........................      925    (1,475)   (1,930)    (2,350)
                                                          -------   -------   -------    -------
Net income..............................................  $ 3,527   $ 4,436   $ 2,332    $ 3,769
                                                          =======   =======   =======    =======
Gross Margins:
     Gross margin on license fees and royalty revenue...  $18,176   $17,910   $13,723    $16,941
     Gross margin on services revenue...................  $11,246   $13,648   $10,037    $13,620

     The following table sets forth for the periods indicated certain consolidated statement of operations data expressed as a percentage of total revenue. The Company's historical financial statements include operating results relating to the Divested Product Lines and the MYOB product line and, therefore, are not indicative of the results of operations attributable to the Ongoing Business.

                                                               FISCAL YEAR
                                                                  ENDED              NINE MONTHS
                                                                MARCH 31,        ENDED DECEMBER 31,
                                                              -------------      -------------------
                                                              1996    1997          1996       1997
                                                              -----   -----      -----------   -----
                                                                                 (UNAUDITED)
Revenue:
     License fees and royalty...........................       57.8%   51.1%         51.7%      50.3%
     Services...........................................       42.2    48.9          48.3       49.7
                                                              -----   -----         -----      -----
          Total.........................................      100.0   100.0         100.0      100.0
                                                              -----   -----         -----      -----
Cost of revenue:
     License fees and royalty...........................       11.5     5.7           4.9        4.0
     Services...........................................       13.5    14.4          14.0       12.4
                                                              -----   -----         -----      -----
          Total.........................................       25.0    20.1          18.9       16.4
                                                              -----   -----         -----      -----
Gross margin............................................       75.0    79.9          81.1       83.6
                                                              -----   -----         -----      -----
Operating expenses:
     Sales and marketing................................       32.7    36.4          36.9       36.2
     Research and development...........................       18.8    15.4          16.2       18.2
     General and administrative.........................       14.7    14.0          14.2       13.2
     Amortization of acquired intangibles...............        3.7      --            --         --
                                                              -----   -----         -----      -----
          Total.........................................       69.9    65.8          67.3       67.6
                                                              -----   -----         -----      -----
Operating income........................................        5.1    14.1          13.8       16.0
Other income, net.......................................        1.5     0.9           0.8        0.7
                                                              -----   -----         -----      -----
Income before income taxes..............................        6.6    15.0          14.6       16.7
Income tax benefit (provision)..........................        2.4   (3.8)         (6.6)      (6.4)
                                                              -----   -----         -----      -----
Net income..............................................        9.0%   11.2%          8.0%      10.3%
                                                              =====   =====         =====      =====
Gross Margins:
     Gross margin on license fees and royalty revenue...       80.2%   88.8%         90.5%      92.2%
     Gross margin on services revenue...................       67.9%   70.6%         70.9%      75.0%

RESULTS FOR NINE MONTHS ENDED DECEMBER 31, 1996 AND 1997

     License Fees and Royalty Revenue. License fees and royalty revenue consists of fees from software licenses and royalties from the MYOB License. License fees and royalty revenue increased from $15.2 million in the nine months ended December 31, 1996 to $18.4 million for the same period in 1997, representing an increase of 21.2%. As a percentage of total revenue, license fees and royalty revenue decreased from 51.7% in the nine months ended December 31, 1996 to 50.3% in the nine months ended December 31, 1997. The dollar increase from the nine months ended December 31, 1996 to the nine months ended December 31, 1997 was the result of an increase in license fee revenue from FAS and Abra products, which resulted primarily from increased sales of higher priced Windows-based and multi-user products. The decrease as a percentage of total revenue from the nine months ended December 31, 1996 to the nine months ended December 31, 1997 was the result of the elimination of license fees from the MYOB product line, which generated higher license fees as a percentage of total revenue than the FAS and Abra product lines. Additionally, during the nine months ended December 31, 1997, the Company recorded royalty revenue of $1 million from the MYOB License, up from $443,000 for the same period in 1996.

     Services Revenue. Services revenue includes revenue from maintenance and support agreements, training, and consulting services. Services revenue increased from $14.1 million in the nine months ended

December 31, 1996 to $18.2 million in the nine months ended December 31, 1997, representing an increase of 28.3%. As a percentage of total revenue, services revenue increased from 48.3% in the nine months ended December 31, 1996 to 49.7% for the same period in 1997. The dollar increase in services revenue was primarily due to the increase in maintenance and support agreements, which resulted from an increased renewal rate and a larger installed base of customers, and higher average contract value resulting from increased sales of higher priced license products. To a lesser extent, the increase in services revenue was due to the Company's increased focus on offering training and other consulting services, which include installation, set-up and data conversion activities.

     Cost of License Fees and Royalty Revenue. Cost of license fees and royalty revenue consists primarily of costs of media, product manuals, shipping and fulfillment, and royalties paid to third parties. Cost of license fees and royalty revenue remained constant at $1.4 million for the nine months ended December 31, 1996 and the nine months ended December 31, 1997. However, as a percentage of license fees and royalty revenue, cost of license fees and royalty revenue decreased from 9.5% to 7.8% for the comparable periods. The decrease in cost of license fees and royalty revenue as a percentage of license fees and royalty revenue was primarily due to increased sales of higher margin Windows-based and multi-user products and the elimination of license fees attributable to the lower margin MYOB product line. To a lesser extent, the decrease was due to royalty revenue received under the MYOB License, for which the associated costs are nominal.

     Cost of Services Revenue. Cost of services revenue consists primarily of personnel costs, telephone charges and other costs related to providing telephone support, training and consulting services. Cost of services revenue increased from $4.1 million in the nine months ended December 31, 1996 to $4.5 million in the nine months ended December 31, 1997, representing an increase of 10.4%. As a percentage of services revenue, cost of services revenue decreased from 29.1% to 25.0% for the comparable periods. The dollar increases in cost of services revenue were attributable primarily to increased service revenue. The decrease in cost of services revenue as a percentage of services revenue in the nine months ended December 31, 1997 was primarily due to the effect of services revenue growing at a faster rate than expenses.

     Sales and Marketing. Sales and marketing expenses consist primarily of direct mail programs, advertising, other marketing programs, personnel costs, commissions, travel and operating costs. Sales and marketing expense increased from $10.8 million in the nine months ended December 31, 1996 to $13.2 million in the nine months ended December 31, 1997, representing an increase of 22.5%. As a percentage of total revenue, sales and marketing expenses decreased slightly from 36.9% to 36.2% for the comparable periods. The increases in sales and marketing expenses in the nine months ended December 31, 1997 were primarily due to the hiring of additional sales and marketing personnel for the Company's national accounts group and Canadian operations and, to a lesser extent, website activities, increased lead generation, advertising and corporate brand awareness activities.

     Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to outside consultants. Research and development expenses increased from $4.8 million in the nine months ended December 31, 1996 to $6.7 million in the nine months ended December 31, 1997, representing an increase of 40.0%. As a percentage of total revenue, research and development expenses increased from 16.2% to 18.2% for the comparable periods. The increase in research and development expenses from the nine months ended December 31, 1996 to the nine months ended December 31, 1997, was primarily due to increased expenses relating to the development of a new budgeting product, the development of 32 bit versions of certain existing products, and to a lesser extent the expenses incurred to localize the Company's FAS and Abra product lines for Canada.

     General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations. General and administrative expenses increased from $4.2 million in the nine months ended December 31, 1996 to $4.8 million in the nine months ended December 31, 1997, representing an increase of 15.5%. As a percentage of total revenue, general and administrative expenses decreased from 14.2% to 13.2% for the comparable periods. The increase in general and administrative expenses in the nine months ended December 31, 1997 was related to the

Company's continued development of its management infrastructure, including the addition of personnel to support growth in the Company's operations.

     Other Income, Net. Other income consists primarily of earnings from investments, net of any interest expense. Other income, net was $226,000 for the nine months ended December 31, 1996 and $263,000 for the nine months ended December 31, 1997. The slight increase was due to increased interest income through investing the proceeds of the Initial Public Offering, offset against interest expense attributable to a reduction in the exercise price of a warrant.

     (Provision) Benefit for Income Taxes. The provision for income taxes was $1.9 million and $2.4 million for the nine months ended December 31, 1996 and 1997 respectively, representing 45.3% and 38.4% of income before taxes, respectively. For the nine months ended December 31, 1996, the Company's effective tax rate was higher due to valuation reserves for certain deferred tax assets.

RESULTS FOR FISCAL YEARS ENDED MARCH 31, 1996 AND 1997

     License Fees and Royalty Revenue. License fees and royalty revenue decreased from $22.7 million in fiscal 1996 to $20.2 million in fiscal 1997, representing a decrease of 11.1%. As a percentage of total revenue, license fees and royalty revenue decreased from 57.8% for fiscal 1996 to 51.1% for fiscal 1997. The dollar decrease from fiscal 1996 to fiscal 1997 was the result of the elimination of license fees from the MYOB product line, which more than offset an increase in license fee revenue for FAS and Abra products. The decrease as a percentage of total revenue from fiscal 1996 to fiscal 1997 was the result of the elimination of license fees from the MYOB product line, which generated higher license fees as a percentage of total revenue than the FAS and Abra product lines. During fiscal 1997, the Company recorded royalty revenue of $663,750 from the MYOB License.

     Services Revenue. Services revenue increased from $16.6 million in fiscal 1996 to $19.3 million in fiscal 1997, representing an increase of 16.7%. As a percentage of total revenue, services revenue increased from 42.2% to 48.9% for 1996 and 1997, respectively. The dollar increase in services revenue was primarily due to the increase in maintenance and support agreements, which resulted from an increased renewal rate and a larger installed base of customers, and higher average contract value. To a lesser extent, the increase in services revenue was due to the Company's increased focus on providing training services and other consulting services. The increase in services revenue as a percentage of total revenue from fiscal 1996 to fiscal 1997 was primarily attributable to increased renewal rates and the elimination of revenue attributable to the MYOB product line, whose customers purchased proportionately fewer services.

     Cost of License Fees and Royalty Revenue. Cost of license fees and royalty revenue decreased from $4.5 million in fiscal 1996 to $2.3 million in fiscal 1997, representing a decrease 50.0%. As a percentage of license fees and royalty revenue, cost of license fees and royalty revenue changed from 19.8% to 11.2% for fiscal 1996 and 1997, respectively.

     The decrease in cost of license fees and royalty revenue from fiscal 1996 to fiscal 1997 was primarily due to the elimination of costs associated with the MYOB product line, the elimination of $1.2 million of amortization of capitalized software development costs recorded in fiscal 1996 and, to a lesser extent, a change in the media on which the Company's products were delivered from diskettes to lower cost CD-ROMs. The decrease as a percentage of license fees and royalty revenue from fiscal 1996 to fiscal 1997 was primarily due to the elimination of the MYOB product line, which had a lower margin than the Company's FAS and Abra products, to $663,750 of royalty revenue from the MYOB License in fiscal 1997, for which the associated costs are nominal, and to the change to CD-ROM media.

     Cost of Services Revenue. Cost of services revenue increased from $5.3 million in fiscal 1996 to $5.7 million in fiscal 1997, representing an increase of 7.0%. As a percentage of services revenue, cost of services revenue changed from 32.1% to 29.4% for fiscal 1996 and 1997, respectively. The dollar increases in cost of services revenue were attributable primarily to costs associated with additional personnel to meet the demands of the increased number of maintenance and support customers and, to a lesser extent, to costs associated with enhancing customer support systems, offset in part in fiscal 1997 by the elimination of costs associated with providing services for the MYOB product line. The decrease in cost of services revenue as a percentage of services revenue in fiscal 1997 was due to the elimination of services related to the MYOB product line, which historically had higher cost of services as a percentage of services revenue than the Company's FAS and Abra product lines.

     Sales and Marketing. Sales and marketing expense increased from $12.8 million in fiscal 1996 to $14.4 million in fiscal 1997, representing an increase of 12.0%. As a percentage of total revenue, sales and marketing expenses increased from 32.7% and to 36.4% for fiscal 1996 and 1997, respectively. The increases in sales and marketing expenses in each period were primarily due to the hiring of additional sales and marketing personnel and, to a lesser extent, increased lead generation, advertising and corporate brand awareness activities.

     Research and Development. Research and development expenses decreased from $7.4 million in fiscal 1996 to $6.1 million in fiscal 1997, representing a decrease of 17.6%. As a percentage of total revenue, research and development expenses decreased from 18.8% to 15.4% for fiscal 1996 and 1997, respectively. The decrease from fiscal 1996 to fiscal 1997, were primarily due to expenses in fiscal 1996 relating to the updating of product lines to include Windows-based versions and enhanced multi-user versions and nonrecurring development expenses associated with the MYOB product line.

     General and Administrative. General and administrative expenses decreased from $5.8 million in fiscal 1996 to $5.6 million in fiscal 1997, representing a decrease of 4.1%. As a percentage of total revenue, general and administrative expenses decreased from 14.7% to 14.0% for fiscal 1996 and 1997, respectively. The decrease in general and administrative expenses for fiscal 1997 was due primarily to the reduction in general and administrative expenses associated with the MYOB product line.

     Amortization of Acquired Intangibles. Amortization of acquired intangibles relates to costs capitalized as a result of various acquisitions. Amortization of acquired intangibles was $1.4 million in fiscal 1996. Capitalized costs for intellectual property rights and other intangibles were fully amortized as of the end of fiscal 1996.

     Other Income (Net). Other income, net was $605,000 for fiscal 1996 and $351,000 for fiscal 1997. Other income in fiscal 1996 was the result of a one-time gain on the sale of its service bureau payroll and write-up product lines. Other income in fiscal 1997 was primarily due to $215,000 of interest expense attributable to a reduction in the exercise price of a warrant in connection with the February 1997 dividend to shareholders, as well as increased interest income.

     (Provision) Benefit for Income Taxes. The (provision) benefit for income taxes was $925,000 and $(1.5 million) for fiscal 1996 and 1997 respectively, representing 35.5% and (25.0)% of income before taxes respectively. For fiscal 1996 and 1997, the difference between the expected tax provision based on Federal statutory rates and the effective tax rate resulted principally from tax benefits relating to a reduction of the valuation allowance against the Company's deferred tax asset of $2.0 million and $1.2 million in 1996 and 1997, respectively, based on management's analysis of current levels of earnings and anticipated operating results. The Company expects that the income tax provision in future periods will more closely reflect the statutory tax rates. See Note 6 of Notes to Consolidated Financial Statements.

                                YEAR 2000 ISSUES

     Certain computer programs were written using two digits rather than four to define the applicable calendar year. Such programs may recognize a date using "00" as the year 1900 rather than the year 2000. This is referred to as the "Year 2000 Issue."

     The Company's products accept and store 4-digit date formats. The Company's Windows-based Abra Human Resources and Payroll Management products are Year 2000 compatible. For the FAS Windows-based products, the only significant date-related restriction of which the Company is currently aware, is that the "placed in service date" field will not allow new assets to be entered in years beyond the year 2019. By definition, this restriction will not negatively impact a user for approximately 20 years. The Company believes that this restriction will be corrected prior to it becoming a significant concern. Certain DOS versions of FAS and some DOS versions of the Abra product lines are not Year 2000 compatible. The existing customers of the versions that are not Year 2000 compatible either have been informed or are in the process of being informed of the programs' limitations and that the Company will not support the product beyond 1999. The Company is conducting campaigns to convert these customers to its compliant programs.

     All costs of the above measures are being funded out of current operations.

     Additionally, the Company has performed an assessment of its internal principal management information system software to determine if they are Year 2000 compliant. Management's assessment is that minimal modifications will be necessary to the Company's existing internal principal management information system software to achieve Year 2000 compliance. The Company expects its internal principal management information systems to be fully Year 2000 compliant by 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its operations through cash provided by operations. The Company had cash, cash equivalents and short-term investments of $45.4 million at December 31, 1997.

     For the nine months ended December 31, 1997, fiscal 1997 and fiscal 1996, net cash provided by operating activities was $10.2 million, $12.3 million and $4.9 million, respectively. In the nine months ended December 31, 1997 and fiscal 1997, net cash from operating activities was primarily provided by net income and deferred maintenance and services revenue.

     Net cash used in investing activities for the nine months ended December 31, 1997 and for fiscal 1997 was $13.8 million and $1.1 million respectively, while net cash provided from investing activities for fiscal 1996 was $386,000. The increase for the nine months ended December 31, 1997 is due to purchases of short-term investments with the proceeds from the Initial Public Offering. In the nine months ended December 31, 1997 and fiscal 1997, cash used in investing activities for the purchase of property and equipment was $1.5 million and $1.3 million respectively. Although the Company does not currently have any material identifiable commitments for capital expenditures, the Company expects to continue to invest in the acquisition of property and equipment in the ordinary course of its business. The Company does not have any material commitments related to its royalty obligations arising from licenses of certain products and technologies used in the Company's products.

     Net cash provided by financing activities was $23.4 million in the nine months ended December 31, 1997, primarily due to net proceeds of the Initial Public Offering. During the nine months ended December 31, 1997, the principal use of cash was the payment of dividends totaling $7.6 million. Net cash used in financing activities for fiscal 1996 and fiscal 1997 was $735,000 and $5.9 million respectively. The increase in fiscal 1997 over fiscal 1996 was due to the payment of a dividend and the repayment of a note.

     The Company believes that the net proceeds from the offering and cash generated from operations will be sufficient to fund its operations for at least the next 12 months.

                   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". These statements become effective for the Company's 1998 financial statements. The Company is evaluating these statements to determine the impact on its reporting and disclosure requirements.

     The American Institute of Certified Public Accountants (the "AICPA") has issued a Statement of Position (the "SOP") SOP 97-2, "Software Revenue Recognition," that is effective for fiscal years beginning after December 15, 1997. The Company believes that the changes will not have an impact on the Company.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

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

     New Products and Rapid Technological Change. The market for business application software is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions and enhancements and changing industry standards. The life cycles of the Company's products are difficult to estimate and the Company's current market position could be undermined by rapid technological changes and the introduction of new products and enhancements by new or existing competitors. The Company's growth and future success will depend, in part, upon its ability to enhance its current products and introduce new products in order to keep pace with products offered by the Company's competitors, adapt to technological advancements and changing industry standards and produce additional functionality to address the increasingly sophisticated requirements of its customers. The Company currently has a number of new product development efforts underway, including the development of enhanced client/server versions of its FAS and Abra products and the development of a new budgeting software product. The Company's product development efforts are expected to require substantial additional investment by the Company. There can be no assurance that the Company will have sufficient resources to make the necessary investment or that it will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new products or enhancements. In addition, there can be no assurance that such products or enhancements will meet the requirements of the marketplace or achieve market acceptance or that the Company's customers will migrate to client/server environments at the rate expected by the Company. If the market for the Company's products shifts rapidly towards the client/server environment, the absence of enhanced client/server versions of its FAS and Abra products, or any delay in the commercial availability or market acceptance of such products, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's enhanced client/server products are being developed to operate on corporate Intranets, among other applications, and the success of these products will depend upon growth in the number of middle market businesses implementing corporate Intranets. If businesses do not adopt and deploy corporate Intranets at the rate anticipated by the Company, the Company's business, operating results and financial condition may be materially and adversely affected. Any failure by the Company to anticipate or respond adequately to technological advancements, customer requirements and changing industry standards, or any significant delays in the development, introduction or availability of new products or enhancements, could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Product Design and Development."

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

     Risks Associated with Sales Channels. To date, the Company has sold its products and services primarily through a network of value-added resellers, accounting firms and consultants (together, "Business Partners"), a direct-response telesales operation, strategic marketing alliances and a direct sales force focusing on national accounts. The Company's ability to achieve significant revenue growth in the future will depend, in large part, upon its ability to establish and maintain relationships with its Business Partners, strategic alliance partners and national accounts and upon the success of its direct mail campaigns and telesales efforts. The Company's ability to successfully market its products, including its enhanced client/server products under development, will depend on its ability to adapt its sales channels to address the evolving markets for such products. Failure to do so could have a material and adverse effect on the Company's business, operating results and financial condition. See "Business -- Sales and Marketing."

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

     The Company's strategy of marketing its products directly to end users and indirectly through its Business Partners may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent more than one Business Partner targets the same customer, such Business Partners may come into conflict with each other. There can be no assurance that channel conflict will not adversely affect the Company's relationships with its customers or Business Partners or its ability to attract other Business Partners. See "Business -- Sales and Marketing."

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

     Timely Release of Periodic Updates to Reflect Tax Law and Other Regulatory Changes. The Company's asset, human resources and payroll management software products are affected by changes in laws and regulations and generally must be updated annually or periodically to maintain their accuracy and competitiveness. There can be no assurance that the Company will be able to release these annual or periodic updates on a timely basis in the future. Failure to do so could have a material adverse effect on market acceptance of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, significant changes in tax laws and regulations or other regulatory provisions applicable to the Company's products could require the Company to make a significant investment in product modifications, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Products and Services" and "Business -- Product Design and Development."

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

     Protection of Intellectual Property; Risks of Infringement. The Company's success is heavily dependent upon its proprietary technology. The Company regards its software as proprietary, and relies primarily on a combination of trade secret, copyright and trademark law, trade secret, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has no patents or patent applications pending, and existing trade secret and copyright laws afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop products or technologies that are substantially equivalent or superior to the Company's products or technologies.

     The Company is not aware that any of its products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time-consuming and expensive to defend, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Intellectual Property Rights and Licenses."

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

     Reliance on Microsoft Technologies. The Company's software products are designed primarily to operate with Microsoft technologies, including Windows NT, Windows 95, Windows 3.x, SQL Server, Visual FoxPro, Visual Basic and Back Office. The Company's strategy requires that its products and technology be compatible with new developments in Microsoft technology. A decreasing portion of the Company's products are also designed to operate with Microsoft DOS. Although the Company believes that Microsoft technologies are currently widely utilized by businesses of all sizes, there can be no assurance that businesses will continue to adopt such technologies as anticipated, will migrate from older Microsoft technologies (such as DOS or earlier versions of Windows) to newer Microsoft technologies or will not adopt alternative technologies that the Company does not support. If businesses do not migrate from older technologies and adopt the Microsoft technologies with which the Company's products are compatible, the Company's business, operating results and financial condition will be materially and adversely affected.

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

     Significant Influence by Principal Shareholders, Officers and
Directors. The present directors, executive officers and principal shareholders of the Company and their affiliates own approximately 46% of the outstanding Common Stock. As a result, these shareholders will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

     Possible Volatility of Stock Price. The trading price of the Company's Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the software industry, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the public equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stock of technology companies. These broad market fluctuations, as well as shortfalls in sales or earnings as compared with securities analysts' expectations, changes in such analysts' recommendations or projections and general economic and market conditions, may materially and adversely affect the market price of the Company's Common Stock.

     Anti-takeover Effect of Certain Charter, By-Law and Statutory Provisions; Possible Issuance of Preferred Stock. The Company's Amended and Restated Articles of Incorporation and Amended and Restated By-Laws, as well as Virginia corporate law, contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of these provisions allow the Company to issue without shareholder approval preferred stock having rights senior to those of the Common Stock. Other provisions impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. In addition, the Company's Board of Directors is divided into three classes, each of which will serve for a staggered three-year term, which may make it more difficult for a third party to gain control of the Company's Board of Directors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pursuant to a resolution adopted by the Board of Directors, the Company announced on December 22, 1997 that it would change the date for the end of its fiscal year from March 31 to December 31 effective with the current fiscal year. The Board made its decision so that the Company's financial reporting would be more consistent with that of other publicly traded companies and to simplify communications with investors and shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers and directors of the Company, and their ages as of December 31, 1997, are as follows:

                NAME                  AGE                      POSITION
                ----                  ---                      --------
James F. Petersen (1)...............  53    Chairman of the Board of Directors
Timothy A. Davenport................  41    President, Chief Executive Officer and Director
David N. Bosserman..................  41    Executive Vice President, Chief Financial
                                            Officer and Treasurer
James F. Foster.....................  45    President, Abra Software, Inc.
David L.G. Horn.....................  40    Vice President, Technical Support
Elaine Kelly........................  34    Vice President, Marketing
Robert H. Skinner...................  46    Senior Vice President, Sales
Herbert R. Brinberg (3).............  71    Director
Richard A. Lefebvre (1)(2)..........  50    Director
John H. Martinson (1)(2)(3).........  49    Director

     --------------------
     (1) Member of the Compensation Committee

     (2) Member of the Option Subcommittee of the Compensation Committee

     (3) Member of the Audit Committee

     James F. Petersen co-founded the Company in 1982 and has served as the Company's Chairman of the Board since its inception. He served as President and Chief Executive Officer of the Company from 1982 to June 1995. Before founding the Company, Mr. Petersen was Vice President and Treasurer of Aspen Systems Corporation, an electronic information and publishing company.

     Timothy A. Davenport was appointed President, Chief Executive Officer and a director of the Company in June 1995. From March 1987 to June 1995, Mr. Davenport served as Vice President, Developer Tools Group, and Vice President, Graphics Division, for Lotus Development Corporation ("Lotus"), a computer software company that markets and develops productivity and work group applications. Prior to joining Lotus, Mr. Davenport was employed from March 1985 to March 1987 as Vice President of Product Marketing for Decision Resources, a division of Ashton-Tate Corporation, a company that developed business graphics applications.

     David N. Bosserman has served as the Company's Executive Vice President, Chief Financial Officer and Treasurer since October 1996. Previously, he served as the Company's Vice President, Corporate Finance from June 1993 to September 1996, and Director, Finance and Operations from May 1992 to May 1993. From January 1985 to May 1992, Mr. Bosserman served in various positions, leading to Senior Manager, at Deloitte & Touche.

     James F. Foster became President of Abra Software, Inc., a wholly owned subsidiary of the Company ("Abra Software"), in April 1993. From September 1992 until April 1993, Mr. Foster served as Chief Operating Officer of Abra Software. Prior to joining Abra Software, Mr. Foster was employed from July 1984 to September 1992 by Dun & Bradstreet Software Services, Inc., a business application software provider, where he held a number of positions in the human resources software area, most recently as Director of Sales and Marketing for the personal computer human resources division.

     David L.G. Horn has served as the Company's Vice President, Technical Support since December 1997. Previously, he served as the Company's Vice President, FAS Products Group since joining the Company in October 1995. From February 1984 to October 1995, Mr. Horn was employed by Hewlett-Packard Co., a manufacturer of electronic products, in various capacities, most recently as Future Products Manager for its office products division.

     Elaine Kelly has served as Vice President, Marketing since September 1996. From October 1993 to September 1996, Ms. Kelly served as a Director of Marketing. From October 1990 until October 1993, Ms. Kelley served as Marketing Manager of the Company. From July 1988 to September 1990, Ms. Kelly served as Manager of Marketing Services for Netron Inc., a Canadian software company.

     Robert H. Skinner has served as Senior Vice President, Sales since April 1996. Previously, he served as the Company's Vice President of Sales and Marketing for FAS from April 1995 to April 1996, and as Director of Sales from June 1992 to April 1995. From December 1982 to June 1992, Mr. Skinner served as Vice President of Sales and Marketing for Trinet, Inc., a business information marketing company.

     Herbert R. Brinberg has served as a director of the Company since 1990. Since 1990, Dr. Brinberg has served as the President of Parnassus Associates International, a company that assists organizations with information and technology management. From 1978 to 1990, Dr. Brinberg was President and Chief Executive Officer of Wolters Kluwer U.S. Corporation, an international publishing company. Dr. Brinberg also serves as a director of K&F Industries, Inc., a manufacturer of airplane parts and supplies.

     Richard A. Lefebvre became a director of the Company in February 1996. He currently serves as Chairman of Axent Technologies, Inc. ("Axent"), a provider of enterprise-wide information security solutions, a position he has held since January 1989. From January 1989 through July 1997, he also served as President and Chief Executive Officer of Axent. Prior to joining Axent, Mr. Lefebvre was Chief Operating Officer at Sage Software, Inc. (now InterSolv Inc.), a computer software company, from May 1987 to December 1988. He currently serves on the boards of Axent and Sylvon Software, Inc., a software, consulting and training firm.

     John H. Martinson has served as a director of the Company since 1988. Since 1986, Mr. Martinson has been a general partner of Edison Partners, L.P., which is the general partner of Edison Venture Fund, L.P. ("Edison"), a venture capital partnership and a shareholder of the Company. Mr. Martinson is a director of Dendrite International Inc. and Nobel Education Dynamics, Inc. He is a director of the National Venture Capital Association and Chairman of the New Jersey Technology Council.

     Officers of the Company serve at the pleasure of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The information that is required by this Item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's transition period ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information that is required by this Item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's transition period ended December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information that is required by this Item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's transition period ended December 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report:

     1. Consolidated Financial Statements. The following consolidated financial statements of Best Software, Inc. are filed as part of this report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
  Report of Independent Public Accountants....................   F-1
  Consolidated Balance Sheets as of December 31, 1997 and
    March 31, 1997............................................   F-2
  Consolidated Statements of Operations for the nine months
    ended December 31, 1997 and the years ended March 31, 1997
    and 1996..................................................   F-3
  Consolidated Statements of Shareholders' Equity for the nine months ended December 31, 1997 and the years ended March
    31, 1997 and 1996.........................................   F-4
  Consolidated Statements of Cash Flows for the nine months
    ended December 31, 1997 and the years ended March 31, 1997
    and 1996..................................................   F-5
  Notes to Consolidated Financial Statements..................   F-6

     2.  Consolidated Financial Statements Schedules.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

  Schedule II  Valuation and Qualifying Accounts for the years ended March 31, 1996 and 1997 and the nine months ended
    December 31, 1997.........................................  F-17

     3.  Exhibits.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
   3.1     Second Amended and Restated Articles of Incorporation of the
           Company.
   3.2     Amended and Restated By-Laws of the Company.
   4.1     Specimen certificate for shares of the Company's Common
           Stock. (Incorporated by reference to Exhibit 4.1 of Form
           S-1) (Registration Statement #333-33275 -- "Form S-1")
  10.1     Employee Incentive Stock Option Plan of the Company, as
           amended. (Incorporated by reference to Exhibit 10.1 of Form
           S-1)
  10.2     Amended and Restated 1992 Stock Option Plan of the Company.
           (Incorporated by reference to Exhibit 10.2 of Form S-1)
  10.3     1997 Employee Stock Purchase Plan of the Company.
           (Incorporated by reference to Exhibit 10.3 of Form S-1)
  10.4     1997 Stock Incentive Plan of the Company. (Incorporated by
           reference to Exhibit 10.4 of Form S-1)
  10.5     1997 Director Stock Option Plan of the Company.
           (Incorporated by reference to Exhibit 10.5 of Form S-1)

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
  10.6     Loan and Warrant Purchase Agreement dated March 2, 1993 by and between PNC Capital Corp. and the Company. (Incorporated by reference to Exhibit 10.6 of Form S-1)
  10.6A    Amendment No. 1 to the Loan and Warrant Purchase Agreement.
           (Incorporated by reference to Exhibit 10.6A of Form S-1)
  10.7     Amended and Restated Common Stock Purchase Warrant dated
           March 24, 1993 held by PNC Capital Corp. (Incorporated by
           reference to Exhibit 10.7 of Form S-1)
  10.8     Lease dated March 11, 1993, by and between HEM Corporation and the Company, as amended. (Incorporated by reference to
           Exhibit 10.8 of Form S-1)
  10.9     Lease Agreement dated October 28, 1991, by and between
           Reston Investment Properties Associates Limited Partnership
           and the Company, as amended. (Incorporated by reference to
           Exhibit 10.9 of Form S-1)
  10.10    Lease dated November 17, 1992 by and between Koger
           Management, Inc. and Abra Cadabra Software, Inc., as
           amended. (Incorporated by reference to Exhibit 10.10 of Form
           S-1)
  10.11    Form of Shareholder Warrant. (Incorporated by reference to
           Exhibit 10.11 of Form S-1)
  10.12    Consolidating Registration Rights Agreement. (Incorporated
           by reference to Exhibit 10.12 of Form S-1)
  10.12A   Form of Letter Agreement between the Company and James F.
           Petersen. (Incorporated by reference to Exhibit 10.12A of
           Form S-1)
  10.13    License Agreement dated May 28, 1996 between Best!Ware, Inc.
           and Data-Tech Software Pty. Ltd. (Incorporated by reference to Exhibit 10.13 of Form S-1)
  10.14    Asset Purchase and Transition Agreement dated May 28, 1996 among Best!Ware, Inc. (NJ), Best!Ware, Inc. (VA) and the
           Company. (Incorporated by reference to Exhibit 10.14 of Form
           S-1)
  10.15    Employment Agreement dated May 17, 1995 between the Company and James F. Petersen. (Incorporated by reference to Exhibit
           10.15 of Form S-1)
  10.16    Letter dated May 4, 1995, from the Company to Timothy A.
           Davenport. (Incorporated by reference to Exhibit 10.16 of
           Form S-1)
  10.17    Amendments to Warrant by and among PNC Capital Corp and the
           Company. (Incorporated by reference to Exhibit 10.17 of Form
           S-1)
  10.18    Shareholders Voting Agreement. (Incorporated by reference to
           Exhibit 10.18 of Form S-1)
  11       Computation of Earnings Per Share.
  21       Subsidiaries of the Company. (Incorporated by reference to
           Exhibit 21 of Form S-1)
  23       Consent of Arthur Andersen LLP.
  27       Financial Data Schedule.

     (b) Reports on Form 8-K

     On December 1, 1997 the Company filed a report on Form 8-K to report under
Item 5 the repurchase of up to 200,000 shares of its Common Stock to fund the requirements of its stock plans.

     On December 23, 1997 the Company filed a report on Form 8-K to report under
Item 8 its change in fiscal year end to December 31.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BEST SOFTWARE, INC.

Dated: March 23, 1998
                                          By:   /s/ TIMOTHY A. DAVENPORT
                                            ------------------------------------
                                                   Timothy A. Davenport,
                                               President and Chief Executive
                                                           Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                   SIGNATURE                                        TITLE                         DATE
                   ---------                                        -----                         ----

             /s/ JAMES F. PETERSEN                        Chairman of the Board and          March 23, 1998
------------------------------------------------                   Director
               JAMES F. PETERSEN

            /s/ TIMOTHY A. DAVENPORT                    President and Chief Executive        March 23, 1998
------------------------------------------------        Officer and Director (Principal
              TIMOTHY A. DAVENPORT                            Executive Officer)

             /s/ DAVID N. BOSSERMAN                    Executive Vice President, Chief       March 23, 1998
------------------------------------------------        Financial Officer and Treasurer
               DAVID N. BOSSERMAN                          (Principal Financial and
                                                              Accounting Officer)

            /s/ HERBERT R. BRINBERG                               Director                   March 23, 1998
------------------------------------------------
              HERBERT R. BRINBERG

             /s/ JOHN H. MARTINSON                                Director                   March 23, 1998
------------------------------------------------
               JOHN H. MARTINSON

              /s/ RICHARD LEFEBVRE                                Director                   March 23, 1998
------------------------------------------------
                RICHARD LEFEBVRE

                      [This Page Intentionally Left Blank]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Best Software, Inc.:

     We have audited the accompanying consolidated balance sheets of Best Software, Inc. and subsidiaries as of December 31, 1997 and March 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the nine month period ended December 31, 1997 and the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Best Software, Inc. and subsidiaries as of December 31, 1997 and March 31, 1997, and the results of their operations and their cash flows for the nine month period ended December 31, 1997 and the years ended March 31, 1997 and 1996 in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP

Washington, D.C.
January 19, 1998 (except with respect
to the matter described
in Note 12, as to which
the date is March 19, 1998)

                              BEST SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              DECEMBER 31,   MARCH 31,
                                                                  1997         1997
                                                              ------------   ---------
                                        ASSETS
Current assets:
     Cash and cash equivalents..............................    $33,164       $13,365
     Short-term investments.................................     12,268            --
     Accounts receivable, net of allowance ($991 and $832,
      respectively).........................................      4,661         2,124
     Inventory..............................................        280           183
     Prepaid expenses and other current assets..............      1,419           895
     Deferred tax asset.....................................        700           350
                                                                -------       -------
          Total.............................................     52,492        16,917
                                                                -------       -------
     Property and equipment, net............................      2,182         1,774
     Deferred tax asset.....................................      2,300         2,450
     Other assets...........................................         36            19
                                                                -------       -------
          Total.............................................    $57,010       $21,160
                                                                =======       =======

            LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable.......................................    $ 4,118       $ 1,949
     Accrued expenses.......................................      6,257         4,571
     Notes payable..........................................        650           650
     Deferred maintenance and service revenue...............     14,918        10,605
     Obligations under capital leases.......................         --            54
                                                                -------       -------
          Total.............................................     25,943        17,829
                                                                -------       -------
     Notes payable, net of current portion..................         --           650
     Deferred maintenance and service revenue...............      1,313         1,683
                                                                -------       -------
          Total liabilities.................................     27,256        20,162
                                                                -------       -------
Commitments and contingencies (Notes 7, 8 and 9)
Redeemable convertible preferred stock:
     Class A preferred stock, $0.01 par value; 41,667 shares
      authorized, issued and outstanding at March 31, 1997
      converted into 625,005 shares of common stock upon the
      closing of the initial public offering (at liquidation
      value)................................................         --           500
     Redeemable common stock warrants.......................         --           642
Shareholders' (deficit) equity:
     Preferred stock, $0.01 par value; 1,000,000 shares
      authorized, none issued...............................         --            --
     Common stock, no par value; 40,000,000 shares
      authorized; 10,913,385 and 6,979,483 issued and
      outstanding, respectively.............................     33,604           455
     Additional paid-in capital.............................      1,000           228
     Deferred compensation..................................       (124)           --
     Accumulated deficit....................................     (4,726)         (827)
                                                                -------       -------
          Total shareholders' (deficit) equity..............     29,754          (144)
                                                                -------       -------
          Total.............................................    $57,010       $21,160
                                                                =======       =======

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              NINE MONTHS       YEARS ENDED
                                                                 ENDED           MARCH 31,
                                                              DECEMBER 31,   -----------------
                                                                  1997        1997      1996
                                                              ------------   -------   -------
Revenue:
     License fees and royalty...............................    $18,384      $20,161   $22,677
     Services...............................................     18,157       19,323    16,552
                                                                -------      -------   -------
          Total.............................................     36,541       39,484    39,229
                                                                -------      -------   -------
Cost of revenue:
     License fees and royalty...............................      1,443        2,251     4,501
     Services...............................................      4,537        5,675     5,306
                                                                -------      -------   -------
          Total.............................................      5,980        7,926     9,807
                                                                -------      -------   -------
Gross margin................................................     30,561       31,558    29,422
                                                                -------      -------   -------
Operating expenses:
     Sales and marketing....................................     13,247       14,355    12,812
     Research and development...............................      6,650        6,089     7,389
     General and administrative.............................      4,808        5,554     5,789
     Amortization of acquired intangibles...................         --           --     1,435
                                                                -------      -------   -------
          Total.............................................     24,705       25,998    27,425
                                                                -------      -------   -------
Operating income............................................      5,856        5,560     1,997
     Other income (expense):
     Interest income (expense), net.........................        263          351      (145)
     Gain on sale of product lines..........................         --           --       750
                                                                -------      -------   -------
          Total.............................................        263          351       605
Net income before income taxes..............................      6,119        5,911     2,602
Income tax benefit (provision)..............................     (2,350)      (1,475)      925
                                                                -------      -------   -------
Net income..................................................    $ 3,769      $ 4,436   $ 3,527
                                                                =======      =======   =======
Basic net income per share..................................    $  0.45      $  0.67   $  0.54
                                                                =======      =======   =======
Diluted net income per share................................    $  0.38      $  0.54   $  0.44
                                                                =======      =======   =======
Basic weighted average shares outstanding...................      8,445        6,581     6,528
                                                                =======      =======   =======
Diluted weighted average shares outstanding.................      9,809        8,263     8,030
                                                                =======      =======   =======

The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                               REDEEMABLE                   SHAREHOLDERS' (DEFICIT) EQUITY
                                                 COMMON     --------------------------------------------------------------
                                  REDEEMABLE     STOCK      NUMBER OF             ADDITIONAL
                                  PREFERRED     PURCHASE     COMMON     COMMON     PAID-IN       DEFERRED      ACCUMULATED
                                    STOCK       WARRANTS     SHARES      STOCK     CAPITAL     COMPENSATION      DEFICIT
                                  ----------   ----------   ---------   -------   ----------   -------------   -----------
Balance, April 1, 1995..........     $500        $ 206         6,503    $  184     $   740         $(117)        $(5,008)
  Exercise of stock options
    including tax benefit.......       --           --            26        16          10            --              --
  Compensation associated with
    stock options...............       --           --            --        --          --            39              --
  Cancellation of stock
    options.....................       --           --            --        --          (1)            1              --
  Redemption value of warrants
    in excess of carrying
    value.......................       --           89            --        --          --            --             (89)
    Net income..................       --           --            --        --          --            --           3,527
                                     ----        -----       -------    -------    -------         -----         -------
Balance, March 31, 1996.........      500          295         6,529       200         749           (77)         (1,570)
  Exercise of stock options
    including tax benefit.......       --           --           758       512         560            --              --
  Compensation associated with
    stock options...............       --           --            --        --          --             7              --
  Purchase and retirement of
    treasury stock..............       --           --          (311)     (270)     (1,011)           --              --
  Exercise of common stock
    purchase warrants...........       --           (5)            3        13          --            --              --
    Cancellation of stock
      options...................       --           --            --        --         (70)           70              --
  Payment of dividend...........       --           --            --        --          --            --          (3,556)
  Redemption value of warrants
    in excess of carrying
    value.......................       --          137            --        --          --            --            (137)
  Modification of warrants......       --          215            --        --          --            --              --
    Net income..................       --           --            --        --          --            --           4,436
                                     ----        -----       -------    -------    -------         -----         -------
Balance, March 31, 1997.........      500          642         6,979       455         228            --            (827)
  Exercise of stock options
    including tax benefit.......       --           --           681       358         773            --              --
  Purchase and retirement of
    treasury stock..............       --           --          (235)     (186)       (784)           --             (35)
  Payment of dividend...........       --           --            --        --          --            --          (7,565)
  Issuance of shares of common
    stock in an initial public
    offering                           --           --         2,750    32,247          --            --              --
  Issuance of shares of common
    stock for conversion of
    preferred stock.............     (500)          --           625       500          --            --              --
  Exercise of common stock
    purchase warrants...........       --         (796)          104       160         645            --              --
  Redemption value of warrants
    in excess of carrying
    value.......................       --           68            --        --          --            --             (68)
  Compensation associated with
    stock options...............       --           --            --        --         138          (138)             --
  Amortization of deferred
    compensation................       --           --            --        --          --            14              --
  Modification of warrant.......       --           86            --        --          --            --              --
  Issuance of stock under
    Employee Stock Purchase
    Plan........................       --           --             9        70          --            --              --
    Net income..................       --           --            --        --          --            --           3,769
                                     ----        -----       -------    -------    -------         -----         -------
Balance, December 31, 1997......     $ --        $  --        10,913    $33,604    $ 1,000         $(124)        $(4,726)
                                     ====        =====       =======    =======    =======         =====         =======

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              NINE MONTHS        YEARS ENDED
                                                                 ENDED            MARCH 31,
                                                              DECEMBER 31,   -------------------
                                                                  1997         1997       1996
                                                              ------------   --------   --------
Net income..................................................    $  3,769     $ 4,436    $ 3,527
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Gain on sale of product lines..........................          --          --       (750)
     Depreciation and amortization..........................       1,091       1,288      3,780
     Compensation associated with stock options.............          14           7         39
     Modification of warrants and amortization of debt
       discount.............................................          86         215         --
     Tax benefit from option exercises......................         773         560         11
     Deferred tax asset.....................................        (200)       (500)    (2,300)
     (Increase) decrease in assets:
          Accounts receivable...............................      (2,536)      1,912         95
          Inventory.........................................         (97)        381        (43)
          Prepaid expenses and other assets.................        (541)       (245)      (359)
     Increase in liabilities:
          Accounts payable..................................       2,169         137         89
          Accrued expenses..................................       1,686       1,192        247
          Deferred maintenance and service revenue..........       3,943       2,891        584
                                                                --------     -------    -------
               Net cash provided by operating activities....      10,157      12,274      4,920
                                                                --------     -------    -------
Cash flows from investing activities:
     Net proceeds from sale of product lines................          --          --      1,609
     Net proceeds from sale of property and equipment.......          --         185         --
     Purchases of property and equipment....................      (1,499)     (1,296)      (793)
     Purchase of short-term investments.....................     (12,268)         --         --
     Buyout of product rights...............................          --          --       (430)
                                                                --------     -------    -------
               Net cash (used in) provided by investing
                 activities.................................     (13,767)     (1,111)       386
                                                                --------     -------    -------
Cash flows from financing activities:
     Net proceeds from initial public offering..............      32,247          --         --
     Repayment of notes payable.............................        (650)     (1,500)      (675)
     Cash dividends paid to shareholders....................      (7,565)     (3,556)        --
     Proceeds from exercise of stock options and warrants...         436         520         16
     Purchase and retirement of treasury stock..............      (1,005)     (1,282)        --
     Principal payments under capital lease obligations.....         (54)        (85)       (76)
                                                                --------     -------    -------
               Net cash provided by (used in) financing
                 activities.................................      23,409      (5,903)      (735)
                                                                --------     -------    -------
Net increase in cash and cash equivalents...................      19,799       5,260      4,571
Cash and cash equivalents, beginning of period..............      13,365       8,105      3,534
                                                                --------     -------    -------
Cash and cash equivalents, end of period....................    $ 33,164     $13,365    $ 8,105
                                                                ========     =======    =======
------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
     Income taxes...........................................    $  1,675     $ 1,800    $ 1,250
     Interest...............................................    $    500     $   160    $   250
     Non-cash financing activities:
     Conversion of 625,005 shares of Preferred Stock into
       Common Stock.........................................    $    500     $    --    $    --
     Receipt of Common Stock to repay Notes Receivable......    $    900     $    --    $    --

The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31 AND MARCH 31, 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Best Software, Inc. is a leader in corporate resource management software, helping organizations to better manage their people, assets, and budgeting processes.

     The market for business application software is competitive and characterized by ongoing technological advances. The success of the Best Software, Inc.'s future results of operations is dependent upon, among other things, its ability to adapt to technological developments and changing industry standards.

     Effective October 3, 1997 Best Software, Inc. sold 2,750,000 shares of common stock at an offering price of $13.00 per share (the "Initial Public Offering"). This transaction generated approximately $32 million of net proceeds.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION -- The financial statements include the accounts of Best Software, Inc. and its wholly owned subsidiaries. Best Software, Inc. and its wholly owned subsidiaries are referred to as the "Company". Intercompany accounts and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION -- Revenue from software product licenses is recognized upon shipment of the product, net of provisions for returns and allowances, provided that no significant vendor obligations remain and that collection of the resulting receivable is probable.

     For products with free trial periods, revenue is recognized upon acceptance of the product by the customer. Revenue from software support agreements is recognized on a pro rata basis over the term of the agreement, which is generally one year. Revenue from services, such as training and consulting, is recognized as the services are provided. Revenue from the Company's royalty license is recognized ratably within each year of the term of the license agreement, based on specified annual royalty payments.

     The American Institute of Certified Public Accountants (the "AICPA") has issued a Statement of Position (the "SOP") SOP 97-2, "Software Revenue Recognition," and is effective for fiscal years beginning after December 15, 1997. The Company believes that the changes will not have an impact on the Company.

     COST OF REVENUE -- Direct product costs, royalties paid by the Company based on contractual agreements, and amortization of capitalized software development costs (approximately $1.2 million for the year ended March 31, 1996) are included in cost of license fees and royalty revenue. Cost of services revenue includes direct product, costs of updates, employee compensation and benefits, telephone charges and other costs related to providing such services.

     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS -- Cash and cash equivalents include highly liquid investments with original maturity dates of three months or less and are stated at amounts which approximate fair value, based on quoted market prices. The Company accounts for its cash equivalents and short-term investments under Statement of Financial Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification at the time of purchase and reevaluates such designations as of each balance sheet date. Both cash equivalents and short-term investments are considered to be held-to-maturity securities and are carried at cost. Short-term investments include securities of U.S. Government agencies, municipalities and corporations.

     INVENTORY -- Inventory, consisting of software media, manuals and related packaging materials, is stated at the lower of cost, determined on the first-in, first-out ("FIFO") basis, or market.

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF DECEMBER 31 AND MARCH 31, 1997 -- (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) PROPERTY AND EQUIPMENT -- Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

     INTELLECTUAL PROPERTY RIGHTS AND INTANGIBLES -- For the year ended March 31, 1996, amortization of intellectual property rights and intangibles was approximately $1.4 million. Intellectual property rights and intangibles were fully amortized as of March 31, 1996.

     SOFTWARE DEVELOPMENT COSTS -- The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs incurred prior to the establishment of technological feasibility are expensed as incurred and reflected as research and development costs in the accompanying statements of operations. All capitalized software development costs were fully amortized as of March 31, 1996.

     There were no software development costs capitalized in the fiscal years ended March 31, 1996 or 1997, or in the nine month period ended December 31, 1997. During these periods, the time between the establishment of technological feasibility and general release was very short. Consequently, costs otherwise capitalizable after technological feasibility were expensed as they were insignificant.

     INCOME TAXES -- The Company accounts for income taxes using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes."

     CREDIT RISK -- Accounts receivable consist of geographically dispersed customers and include allowances to record receivables at their estimated net realizable value. The Company maintains its cash, cash equivalents and short-term investments with high quality financial institutions. Cash equivalents consist principally of U.S. government securities, commercial paper and money market funds that invest in government securities.

     BASIC AND DILUTED NET INCOME PER SHARE -- In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 is effective for financial statements issued after December 15, 1997, and requires dual presentation of basic and diluted earnings per share and restatement of all previously reported earnings per share data. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share includes the potential dilution that could occur if the options or warrants were exercised or converted into common stock. Basic and diluted net income per share reflects the expiration of the warrant redemption rights.

     In February 1998, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 98 on computation of earnings per share. SAB 98 replaces SAB 83 which previously required that all common stock, options and warrants issued within one year of an Initial Public Offering be included in the calculation of earnings per share as if outstanding for all periods presented. Under SAB 98, only issuances of common stock, options and warrants issued for nominal consideration in periods preceding an Initial Public Offering are required to be included in the calculation of earnings per share as if they were outstanding for all periods presented. In the periods preceding the Company's Initial Public Offering the Company had no issuances of common stock, options or warrants for nominal consideration.

     Earnings per share for all periods presented has been restated to comply with SFAS No. 128 and SAB No. 98.

     FISCAL YEAR END CHANGE -- In December of 1997, the Company changed its fiscal year end from March 31 to a December 31 year-end. The nine-month period ended December 31, 1997 is the transition period from the Company's old and new fiscal year ends. Thereafter, the Company's fiscal year will run from

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF DECEMBER 31 AND MARCH 31, 1997 -- (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) January 1 through December 31. Selected results for the corresponding nine-month period in 1996 are as follows (in thousands):

                                                                DECEMBER 31,
                                                                    1996
                                                                ------------
                                                                (UNAUDITED)
Revenue.....................................................      $ 29,318
Gross margin................................................        23,760
Operating expenses..........................................        19,724
Operating income............................................         4,036
Net income before income taxes..............................         4,262
Income tax provision........................................        (1,930)
Net income..................................................         2,332

     IMPAIRMENT OF LONG-LIVED ASSETS -- The Company complies with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company reviews its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amounts of current assets, current liabilities and notes payable in the accompanying financial statements approximate fair value.

     STOCK SPLIT AND INCREASE IN AUTHORIZED SHARES -- In August 1997, the Board of Directors approved a three-for-two stock split and, subject to shareholders' approval increased the authorized capital stock of the Company to consist of 40,000,000 shares of common stock, no par value, and 1,000,000 shares of preferred stock, $0.01 par value per share. All share and per-share amounts in the accompanying financial statements have been restated to reflect the stock split and the increase in authorized shares.

     On September 11, 1997, the shareholders approved the increase in authorized shares.

2. SALE OF BUSINESS AND ASSETS

     On April 6, 1994, in accordance with a plan established during fiscal year 1993, the Company sold its tax preparation software business for a cash payment of $6.5 million. The Company recorded a pre-tax gain of approximately $2.5 million after transaction expenses, or approximately $1.9 million after tax, in the year ended March 31, 1995.

     In August 1995, the Company sold substantially all of the assets related to its service bureau payroll and write-up product lines for $1,609,000. A pre-tax gain of $750,000 was recorded on this transaction, in the year ended March 31, 1996.

     Effective May 29, 1996, the Company licensed its small business accounting product line in return for royalties, payable over a four-year license period. Royalty income of approximately $664,000 and $1,048,000 was recognized from this agreement and is reflected as license fees and royalty in the accompanying statement of operations during the year ended March 31, 1997 and the nine months ended December 31, 1997, respectively. The Company does not anticipate generating any additional revenue from this product line upon termination of the license agreement in June 2000. The royalty is based on the total revenue of the licensee attributable to this product line, with the royalty rate escalating over the four year license period.

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF DECEMBER 31 AND MARCH 31, 1997 -- (CONTINUED)

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                              DECEMBER 31,   MARCH 31,
                                                                  1997         1997
                                                              ------------   ---------
Equipment and computer software.............................    $ 4,665       $ 5,059
Furniture and fixtures......................................        989         1,222
Leasehold improvements......................................        767           521
Accumulated depreciation and amortization...................     (4,239)       (5,028)
                                                                -------       -------
     Total..................................................    $ 2,182       $ 1,774
                                                                =======       =======

4. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                              DECEMBER 31,   MARCH 31,
                                                                  1997         1997
                                                              ------------   ---------
Compensation and benefits...................................     $4,221       $3,131
Taxes, other than income....................................        465          314
Royalties payable...........................................        299          156
Other.......................................................      1,272          970
                                                                 ------       ------
                                                                 $6,257       $4,571
                                                                 ======       ======

5. NOTES PAYABLE

     The Company had a term loan outstanding of $1.5 million with interest of 9.25% at March 31, 1996. The note was paid in full and canceled in July 1996.

     In connection with an acquisition in 1992, the Company issued an unsecured subordinated promissory note for $1,300,000. The note requires a principal payment of $650,000 on July 1, 1998. Interest accrues at 6.5% per annum and is payable quarterly.

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF DECEMBER 31 AND MARCH 31, 1997 -- (CONTINUED)

6. INCOME TAXES

     The benefit (provision) for income taxes is summarized as follows (in thousands):

                                                     NINE MONTHS
                                                        ENDED          YEAR ENDED MARCH 31,
                                                     DECEMBER 31,      ---------------------
                                                         1997           1997          1996
                                                     ------------      -------       -------
Current:
  Federal..........................................    $(1,870)        $(1,745)      $(1,225)
  State............................................       (280)           (230)         (150)
                                                       -------         -------       -------
                                                        (2,150)         (1,975)       (1,375)
                                                       -------         -------       -------
Deferred:
  Federal..........................................       (400)           (620)          305
  State............................................       (100)            (80)           40
                                                       -------         -------       -------
                                                          (500)           (700)          345
                                                       -------         -------       -------
Decrease in valuation allowance....................        300           1,200         1,955
                                                       -------         -------       -------
                                                       $(2,350)        $(1,475)      $   925
                                                       =======         =======       =======

     Significant components of the Company's deferred tax assets consist of the following (in thousands):

                                                              DECEMBER 31,   MARCH 31,
                                                                  1997         1997
                                                              ------------   ---------
Tax credit carryovers.......................................     $   --       $   175
Foreign net operating loss carryforwards....................        500           280
Intangible assets...........................................      2,400         2,600
Depreciable assets..........................................        330           300
Other.......................................................        670           645
                                                                 ------       -------
     Total deferred tax assets..............................      3,900         4,000
     Valuation allowance....................................       (900)       (1,200)
                                                                 ------       -------
          Net deferred tax asset............................     $3,000       $ 2,800
                                                                 ======       =======

     During the nine months ended December 31, 1997 and fiscal year ended March 31, 1997 and 1996 the valuation allowance for deferred tax assets decreased by approximately $300,000, $1.2 million, $2.0 million, respectively. This was the result of the Company's reevaluation of its future forecasted taxable income. The remaining valuation allowance relates to reversals of temporary differences, primarily relating to the Company's intangible assets, expected to reverse in future years as to which the Company is unable to make a judgement about the likelihood of realization and the realization of certain foreign net operating loss carryforwards. The Company believes it is more likely than not that all of the recorded net deferred tax asset will be realized.

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF DECEMBER 31 AND MARCH 31, 1997 -- (CONTINUED)

6. INCOME TAXES -- (CONTINUED)

     The differences between the expected tax provision based on the federal income statutory rate and the actual provision for the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996 are as follows:

                                                     NINE MONTHS
                                                        ENDED           YEAR ENDED MARCH 31,
                                                     DECEMBER 31,       ---------------------
                                                         1997            1997           1996
                                                     ------------       ------         ------
Federal statutory rate.............................      34.0%           34.0%          34.0%
State income taxes.................................       6.0             5.0            6.4
Change in valuation allowance......................      (5.0)          (22.9)         (80.1)
Foreign operating losses not deductible in U.S. ...        --             5.0             --
Utilization of NOL carryforwards...................        --              --             --
Other nondeductible items..........................       3.0             3.9            4.2
                                                         ----           -----          -----
                                                         38.0%           25.0%         (35.5)%
                                                         ====           =====          =====

7. STOCK OPTION AND PURCHASE PLANS

     The Company has a nonqualified stock option plan for key employees. As of December 31 and March 31, 1997, a total of 135,500 and 725,338 shares of common stock, respectively, have been reserved for issuance under this plan. Options are exercisable for a period of one to ten years from the date of grant.

     In November 1992, the Company adopted a second stock option plan. A maximum of 1,875,000 shares of common stock may be granted as either incentive stock options or nonqualified options. As of December 31 and March 31, 1997, a total of 859,153 and 807,300 shares of common stock, respectively, have been reserved for issuance under this plan. Options are exercisable for a period of one to ten years from the date of grant.

     In August 1997, the Board of Directors adopted the 1997 Stock Incentive Plan (the "1997 Incentive Plan"). The Company has reserved 1,500,000 shares of common stock for issuance under the 1997 Incentive Plan. The 1997 Incentive Plan provides that a variety of awards, including stock options, stock appreciation rights and restricted and unrestricted stock grants, may be made to the Company's employees, officers, consultants and advisors who are expected to contribute to the Company's future growth and success. As of December 31, 1997, 237,200 options have been granted under this Plan.

     In August 1997, the Board of Directors adopted the Company's 1997 Director Stock Option Plan (the "Director Plan") to provide for the grant of non-statutory stock options to outside directors. All options granted under the Director Plan will have an exercise price equal to the fair market value of the common stock on the date of grant. The Company has reserved 150,000 shares for issuance under the Director Plan. As of December 31, 1997, 22,500 options have been granted under the Director Plan.

     Any difference between the fair market value of the stock and the option price at the date of grant is recorded as compensation expense over the vesting period, which is generally 60 months. For options granted prior to June 30, 1997, fair value was determined by independent appraisal. In July 1997, the Company granted options to purchase 114,150 shares of common stock at an exercise price of $8.00 per share. In connection with these grants, the Company recorded deferred compensation of approximately $138,000 in the quarter ended September 30, 1997, which is being amortized ratably over the option vesting period of

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF DECEMBER 31 AND MARCH 31, 1997 -- (CONTINUED)

7. STOCK OPTION AND PURCHASE PLANS -- (CONTINUED)

five years. As of December 31 and March 31, 1997, aggregate options available for future grant under the combined plans were 2,154,035 and 907,440, respectively. Option activity is summarized as follows:

                                                                                  WEIGHTED
                                                        OPTION                    AVERAGE
                                                       PRICE PER     EXPIRATION   EXERCISE
                                          OPTIONS        SHARE          DATE       PRICE
                                         ---------   -------------   ----------   --------
Options outstanding at April 1, 1995...  1,636,650   $  0.07-$3.33   1998-2004     $ 0.65
  Granted..............................    541,500       2.67-3.33                   2.71
  Canceled.............................    (31,725)      1.13-3.33                   2.30
  Exercised............................    (26,250)      0.57-3.33                   0.63
                                         ---------
Options outstanding at March 31,
  1996.................................  2,120,175       0.07-3.33   1999-2005       1.15
  Granted..............................    301,425       3.50-3.83                   3.67
  Canceled.............................   (130,890)      2.00-3.83                   2.91
  Exercised............................   (758,072)      0.07-3.33                   0.67
                                         ---------
Options outstanding at March 31,
  1997.................................  1,532,638       0.07-3.83   1999-2006       1.74
  Granted..............................    427,105     3.83-13.125                  10.23
  Canceled.............................    (23,700)      3.50-8.00                   4.67
  Exercised............................   (681,690)      0.07-3.50                   0.52
                                         ---------
Options outstanding at December 31,
  1997.................................  1,254,353   $0.33-$13.125   1999-2007     $ 5.24
                                         =========

     As of December 31 and March 31, 1997, options to purchase 357,680 and 788,563 shares of common stock were exercisable with a weighted average exercise price of $2.09 and $0.52, respectively. The weighted-average remaining contractual life of options outstanding at December 31 and March 31, 1997, was
6.78 and 4.76 years, respectively.

     The Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors in August 1997. A total of 250,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period. As of December 31, 1997, 8,881 shares of common stock were issued under the Purchase Plan.

     The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", effective for the Company's March 31, 1997 financial statements. The Company applies Accounting Principles Boards ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock plans based on the intrinsic value of the stock option at the date of the grant (i.e. the difference between the exercise price and the fair value of the Company's stock). Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF DECEMBER 31 AND MARCH 31, 1997 -- (CONTINUED)

7. STOCK OPTION AND PURCHASE PLANS -- (CONTINUED) those plans consistent with the method of SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                   YEAR ENDED
                                             NINE MONTHS ENDED      MARCH 31,
                                               DECEMBER 31,      ---------------
                                                   1997           1997     1996
                                             -----------------   ------   ------
Net income as reported.....................       $3,769         $4,436   $3,527
Pro-forma..................................       $3,369         $4,304   $3,454
Basic earnings per share as reported.......         0.45           0.67     0.54
Pro-forma..................................         0.40           0.65     0.53
Diluted earnings per share as reported.....         0.38           0.54     0.44
Pro-forma..................................         0.34           0.52     0.43

     The fair value of each option is estimated on the date of grant using the Black-Scholes method with no dividend yield and the following assumptions:

                                                                   YEAR ENDED
                                            NINE MONTHS ENDED       MARCH 31,
                                              DECEMBER 31,      -----------------
                                                  1997          1997        1996
                                            -----------------   -----       -----
Expected life (in years)..................           6             6           6
Expected volatility.......................          50%         0.00%       0.00%
Risk free interest rate...................        6.00%         6.00%       6.00%

     The Company implemented SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic net income per share and diluted net income per share can be reconciled as indicated below (in thousands, except per share data):

                                    NINE MONTHS ENDED                YEAR ENDED                    YEAR ENDED
                                    DECEMBER 31, 1997              MARCH 31, 1997                MARCH 31, 1996
                               ---------------------------   ---------------------------   ---------------------------
                                                 PER-SHARE                     PER-SHARE                     PER-SHARE
                               INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT
                               ------   ------   ---------   ------   ------   ---------   ------   ------   ---------
Basic net income per share:
    Income available to
      common shareholders....  $3,769   8,445      $0.45     $4,436   6,581      $0.67     $3,527   6,528      $0.54
Effect of dilutive securities
    Preferred stock..........             416                           625                           625
    Options and warrants.....             948                         1,057                           877
                               ------   -----                ------   -----                ------   -----
Diluted net income per share:
    Income available to
      common shareholders....  $3,769   9,809      $0.38     $4,436   8,263      $0.54     $3,527   8,030      $0.44
                               ======   =====                ======   =====                ======   =====

     Options to purchase 259,700 shares of common stock at $10.25 and above per share were outstanding during the second half of 1997, but were not included in the computation of Diluted net income per share, because the options' exercise price was greater than the market price of the common shares at December 31, 1997. The options, which expire in 2007, were still outstanding at December 31, 1997.

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF DECEMBER 31 AND MARCH 31, 1997 -- (CONTINUED)

8. REDEEMABLE SECURITIES

REDEEMABLE CONVERTIBLE CLASS A PREFERRED STOCK

     Upon the closing of the Company's Initial Public Offering of common stock, the preferred stock automatically converted to common stock.

REDEEMABLE COMMON STOCK WARRANTS

     In connection with a subordinated debt financing, the Company issued a warrant to purchase 472,500 common shares at $2.67 per share. The warrant provides for adjustment of the warrant exercise price and/or the number of shares issuable upon the exercise of the warrant in the event of dilutive issuances of equity securities and have certain registration rights with respect to shares issued in connection with the exercise or conversion of the warrants. In addition, had the Company not consummated its Initial Public Offering, the warrant holder also would have had the right, after March 1998 (or upon a merger or sale of a substantial portion of the Company's assets), to require the Company to purchase all or a portion of the common stock issuable upon the exercise of the warrant or actually issued pursuant to the warrant (the "put right"). The put right expired upon the consummation of the Company's Initial Public Offering. The purchase price, or put value, would have been the value of the common stock at the time of redemption or, in the case of a redemption of the warrant, the value of the common stock less the warrant exercise price. The estimated redemption value of the warrant was being accreted over the period to the redemption date (March 1998). During the nine months ended December 31, 1997 and the year ended March 31, 1997, the exercise price of the warrant was reduced to $2.03 and $2.21, respectively, in exchange for the waiver of certain compliance provisions. The value of the reduction in the exercise of the warrant price of $86,000 during the nine months ended December 31, 1997 and $215,000 in the year ended March 31, 1997, was recorded as interest expense. During the Initial Public Offering through December 31, 1997, the holder elected to partially exercise the warrant of 119,204 shares of Common Stock in a cashless exercise transaction. As a result of this transaction, the holder of the warrant received 100,599 shares of Common Stock and 353,296 warrants remain exercisable.

     During 1994, the Company issued warrants to purchase 8,415 shares of common stock at $0.07 per share. The warrants were redeemable at $2.05 per share of Common Stock subject to the warrants and have been recorded at their redemption price. During the nine months ended December 31, 1997 and the fiscal year ended March 31, 1997 warrants to purchase, 2,910 and 2,625 shares of Common Stock warrants were redeemed, respectively. The warrants and put right expired upon the Initial Public Offering.

DIVIDENDS

     The Company paid dividends of $3,556,264 and $7,565,114 ($0.455 and $0.915 per share) on February 28, 1997 and June 27, 1997, for shareholders of record as of February 20, 1997 and June 27, 1997, respectively.

9. COMMITMENTS

     The Company leases office space and office equipment under noncancelable operating leases expiring through February 2002. Total rent expense for the nine months ended December 31, 1997 and the years ending March 31, 1997 and 1996 was approximately $945,000, $1,290,000, and $1,310,000, respectively.

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF DECEMBER 31 AND MARCH 31, 1997 -- (CONTINUED)

9. COMMITMENTS -- (CONTINUED)

     Future minimum lease payments as of December 31, due under these leases are as follows (in thousands):

                                                     OPERATING
                                                      LEASES
                                                     ---------
1998...............................................   $  697
1999...............................................      687
2000...............................................      701
2001...............................................      669
2002...............................................      112
                                                      ------
                                                      $2,866
                                                      ======

     The Company does not have any material commitments related to its royalty obligations.

10. EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) Retirement Savings Plan (the "Plan") for the benefit of all employees who meet certain eligibility requirements. The Company will make a matching contribution in an amount equal to $0.50 for each $1.00 contributed by an employee up to a maximum of 2% of the participant's compensation as defined in the Plan. Company contributions made to the Plan for the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996, and, were approximately $164,000, $159,000, and $141,000, respectively.

11. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly supplemental consolidated financial information for the fiscal year ended March 31, 1997 and the nine months ended December 31, 1997 are as follows (in thousands, except per share data):

QUARTERS ENDING THROUGH MARCH 31, 1997

                                            JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,
                                              1996         1996            1996         1997
                                            --------   -------------   ------------   ---------
Revenue...................................   $9,499       $9,291         $10,528       $10,166
Operating income..........................      114        1,975           1,947         1,524
Net income................................       80        1,122           1,130         2,104
Net income per share......................   $  .01       $  .14         $   .14       $   .25
Shares used in per share computation......    8,232        8,257           8,314         8,356

QUARTERS ENDING THROUGH DECEMBER 31, 1997

                                           JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                             1997         1997            1997
                                           --------   -------------   ------------
Revenue..................................  $10,646       $11,825        $14,070
Operating income.........................      867         1,698          3,291
Net income...............................      349         1,095          2,325
Net income per share.....................  $   .04       $   .12        $   .20
Shares used in per share computation.....    8,624         8,848         11,751

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF DECEMBER 31 AND MARCH 31, 1997 -- (CONTINUED)

12. SUBSEQUENT EVENT

     In March 1998, the Company announced the signing of a definitive agreement to acquire HR Management Software GmbH (HRS), a leading provider of human resource software in the European marketplace. The acquisition is for approximately $10.0 million consisting of cash and Common Stock. The acquisition will be accounted for as a purchase and the Company expects to write off in the first quarter of 1998 a substantial portion of the purchase to in-process research and development.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Best Software, Inc.:

     We have audited in accordance with generally accepted auditing standards the financial statements of Best Software, Inc. included in this Form 10-K and have issued our report thereon dated January 19, 1998 (except with respect to the matter discussed in Note 12, as to which the date is March 19, 1998). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Washington, D.C.
January 19, 1998

                                  SCHEDULE II

                              BEST SOFTWARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE YEARS ENDED MARCH 31, 1996 AND 1997
                  AND THE NINE MONTHS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                  CHARGED TO
                                                                                   REVENUE
                                                      BEGINNING                      AND       ENDING
                                                       BALANCE    DEDUCTIONS(1)    EXPENSE     BALANCE
                                                      ---------   -------------   ----------   -------
March 31, 1996
     Allowance for accounts receivable..............   $1,083         $(314)         $738      $1,507
March 31, 1997
     Allowance for accounts receivable..............   $1,507         $(866)         $191      $  832
December 31, 1997
     Allowance for accounts receivable..............   $  832         $(456)         $615      $  991

---------------
(1) Represents product returns, refunds, trade receivables written off, and credits applied.

                                                                       1674-AR98