Form 10-Q
period 1998-03-31
BEST SOFTWARE INC
filed 1998-05-15
CIK 1043431

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                        FOR QUARTER ENDED MARCH 31, 1998

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

                                ---------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X   NO
                                      ---     ---

Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                             NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                               APRIL 30, 1998
  --------------------------                 -------------------------------
  Common Stock, no par value                           11,261,278

                              BEST SOFTWARE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                    ----
PART I    FINANCIAL INFORMATION

          ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997     3
          Consolidated Statements of Operations for the three months
          ended March 31, 1998 and 1997                                              4
          Consolidated Statements of Cash Flows for  the three months
          ended March 31, 1998 and 1997                                              5
          Notes to Consolidated Financial Statements                                 6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                        7

          ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK
          Not applicable                                                             11

PART II   OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS
          None                                                                       12

          ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          Shares issued in acquisition of HR Management Software GmbH                12

          ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None                                                                       12

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Results from Annual meeting                                                12

          ITEM 5.   OTHER INFORMATION
          None                                                                       12

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          None                                                                       12

          SIGNATURE                                                                  13

          EXHIBIT INDEX                                                              14


                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                              BEST SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                          MARCH 31,        DECEMBER 31,
                                                                            1998               1997
                                                                          ---------        ------------
                                                                         (UNAUDITED)
                      ASSETS
       Current assets:

         Cash and cash equivalents                                        $ 23,521           $ 33,164
         Short-term investments                                             20,074             12,268
         Accounts receivable, net of allowance ($1,001 and
         $991 respectively)                                                  5,857              4,661
         Inventory                                                             296                280
         Prepaid expenses and other current assets                           2,959              1,419
         Deferred tax asset                                                  1,000                700
                                                                          --------           --------
           Total                                                            53,707             52,492
                                                                          --------           --------
         Property and equipment, net                                         2,766              2,182
         Deferred tax asset                                                  5,600              2,300
         Other assets                                                        1,426                 36
                                                                          --------           --------
           Total                                                          $ 63,499           $ 57,010
                                                                          ========           ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities:

         Accounts payable and accrued expenses                            $ 13,332           $ 10,375
         Notes payable - current                                             1,455                650
         Deferred maintenance and services revenue                          16,544             14,918
                                                                          --------           --------
           Total                                                            31,331             25,943
                                                                          --------           --------
         Note payable - noncurrent                                             117                 --
         Deferred maintenance and services revenue                           1,090              1,313
         Other noncurrent liabilities                                        1,176                 --
                                                                          --------           --------
             Total liabilities                                              33,714             27,256
                                                                          --------           --------

       Shareholders' equity:

         Preferred stock, $0.01 par value; 1,000,000 shares
           authorized, none issued                                              --                 --
         Common stock, no par value; 40,000,000 shares
           authorized; 11,243,730 and
           10,913,385 issued and outstanding, respectively                  33,454             33,604
         Additional paid-in capital                                          4,965              1,000
         Deferred compensation                                                (116)              (124)
         Accumulated deficit                                                (8,518)            (4,726)
                                                                          --------           --------
             Total shareholders' equity                                     29,785             29,754
                                                                          --------           --------
               Total                                                      $ 63,499           $ 57,010
                                                                          ========           ========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                              BEST SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                     -------------------------------
                                                       1998                    1997
                                                     --------                 ------
                                                    (UNAUDITED)             (UNAUDITED)
Revenue:

  License fees and royalty                           $  6,803                 $4,990
  Services                                              6,895                  5,176
                                                     --------                 ------
    Total                                              13,698                 10,166
                                                     --------                 ------

Cost of revenue:
  License fees and royalty                                440                    803
  Services                                              2,139                  1,565
                                                     --------                 ------
    Total                                               2,579                  2,368
                                                     --------                 ------

Gross margin                                           11,119                  7,798
                                                     --------                 ------

Operating expenses:
  Sales and marketing                                   4,704                  3,544
  Research and development                              2,121                  1,338
  General and administrative                            1,710                  1,392
  Write-off of  purchased research and development      9,370                     --
                                                     --------                 ------
    Total                                              17,905                  6,274
                                                     --------                 ------
Operating income (loss)                                (6,786)                 1,524
Other income, net                                         594                    125
                                                     --------                 ------
Income (loss) from operations before income taxes      (6,192)                 1,649
Income tax benefit                                      2,400                    455
                                                     --------                 ------
Net income (loss)                                    $ (3,792)                $2,104
                                                     ========                 ======

Basic net income (loss) per share                    $  (0.35)                $ 0.31
                                                     ========                 ======
Diluted net income (loss) per share                  $  (0.35)                $ 0.25
                                                     ========                 ======
Basic weighted average shares outstanding              10,981                  6,731
                                                     ========                 ======
Diluted weighted average shares outstanding            10,981                  8,356
                                                     ========                 ======

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                              BEST SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             --------------------------
                                                               1998              1997
                                                             ---------          -------
                                                            (UNAUDITED)      (UNAUDITED)
  Net income (loss)                                          $(3,792)           $ 2,104
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                383                264
    Compensation associated with stock options                     6                 --
    Write-off of purchased research and development            9,370                 --
    Deferred tax asset                                        (3,600)            (1,097)
  (Increase) decrease in assets:
    Accounts receivable (net)                                    200              1,934
    Inventory                                                     (6)                50
    Prepaid expenses and other assets                           (586)               511
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                      2,552                534
    Deferred maintenance and services revenue                    904               (430)
    Other (net)                                                   (3)                 3
                                                             -------            -------
      Net cash provided by operating activities                5,428              3,873
                                                             -------            -------

  Cash flows from investing activities:
    Purchases of property and equipment                         (652)              (281)
    Purchases of short-term investments                      (13,695)                --
    Sales of short-term investments                            5,889                 --
    Acquisition of HR Management Software GmbH                (6,800)                --
                                                             -------            -------
      Net cash used in investing activities                  (15,258)              (281)
                                                             -------            -------

  Cash flows from financing activities:
    Proceeds from exercise of stock options and warrants         193                409
    Purchase and retirement of treasury stock                     (6)              (295)
    Cash dividends paid to shareholders                           --             (3,556)
    Principal payments under capital lease obligation             --                (16)
                                                             -------            -------
      Net cash provided by (used in) financing activities        187             (3,458)
                                                             -------            -------

  Net increase (decrease) in cash and cash equivalents        (9,643)               134
  Cash and cash equivalents, beginning of period              33,164             13,231
                                                             -------            -------
  Cash and cash equivalents, end of period                   $23,521            $13,365
                                                             =======            =======

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
      Income taxes                                           $    --            $    77
      Interest                                               $    13            $    24

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
      240,000 Shares issued to HR Management Software GmbH   $ 3,630            $    --


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31, 1998 (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the audited consolidated financial statements for the nine month transition period ended December 31, 1997 included in the Company's Form 10-K . Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three month period ended March 31, 1998 are not necessarily indicative of operating results for the full fiscal year.

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


2. NET INCOME PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Account Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

In February 1998, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 98 on computation of earnings per share. SAB 98 replaces SAB 83 which previously required that all common stock, options and warrants issued within one year of an Initial Public Offering be included in the calculation of earnings per share as if outstanding for all periods presented. Under SAB 98, only issuances of common stock, options and warrants issued for nominal consideration in periods preceding an Initial Public Offering are required to be included in the calculation of earnings per share as if they were outstanding for all periods presented. In the periods preceding the Company's Initial Public Offering, the Company had no issuances of common stock, options or warrants for nominal consideration.

     Earnings per share for all 1997 periods presented has been restated to comply with Statement of Financial Accounting Standards ("SFAS") No. 128 and SAB No. 98

The Company implemented SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic net income per share and diluted net income per share can be reconciled as indicated below (in thousands, except per share data):

                                             THREE MONTHS ENDED               THREE MONTHS ENDED
                                               MARCH 31, 1998                   MARCH 31, 1997
                                        -----------------------------   ------------------------------
                                                            PER-SHARE                        PER-SHARE
         (UNAUDITED)                    INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                        ------     ------   ---------    ------     ------   ---------
Basic net income (loss) per share:
  Income available to
    common shareholders...........     ($3,792)    10,981    ($0.35)    $ 2,104      6,731     $ 0.31
Effect of dilutive securities
  Preferred stock.................                     --                              625
  Options and warrants............                     --                            1,000
                                       -------     ------               -------      -----
Diluted net income per share:
  Income available to
    common shareholders...........     ($3,792)    10,981    ($0.35)    $ 2,104      8,356     $ 0.25
                                       =======     ======               =======      =====

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The American Institute of Certified Public Accountants (the "AICPA") has issued a Statement of Position (the "SOP") SOP 97-2, "Software Revenue Recognition". The Company has adopted SOP 97-2 effective January 1, 1998. The adoption of SOP 97-2 did not have a material impact on the Company.

In 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 becomes effective for the Company's year-end 1998 financial statements. The Company is evaluating this statement to determine the impact on its reporting and disclosure requirements. The Company adopted SFAS No. 130 effective January 1, 1998 which requires companies to report comprehensive income which is the total of net income plus all changes in equity during a period except those resulting from investment by owners and distribution to owners. Comprehensive income is identical to net income (loss) for all periods presented herein. The Company expects comprehensive income in future periods to differ as it will encompass foreign currency translation adjustments due to the Company's Canadian operations and German acquisition.

4.  ACQUISITION

    In March 1998, the Company acquired HR Management Software GmbH (HRS), a leading provider of human resource software in the European marketplace. The acquisition price was for approximately $10.4 million consisting of $6.4 million in cash, 240,000 shares of Common Stock, and out-of-pocket acquisition costs of approximately $400,000. The closing occurred on March 31, 1998; therefore the results of operations of HR Management Software GmbH will be included beginning April 1, 1998. The acquisition was accounted for as a purchase and the Company recorded a charge of approximately $9.4 million in the first quarter of 1998 to in-process research and development. The preliminary allocation of the remaining purchase price resulted in an excess of the purchase price over the fair value of the net assets of approximately $1.0 million. This amount represents intangible assets related to the completed technology base and the assembled workforce and will be amortized over the applicable useful lives. The Company also acquired tangible assets of approximately $2.7 million consisting primarily of accounts receivable and fixed assets. The Company also assumed liabilities of $2.7 million.

The following consolidated proforma information assumes the HRS acquisition occurred on January 1, 1998 (In thousands, except per share data):


                                                            For the three months ended
Proforma results of operations:                                   March 31, 1998
                                                                  --------------
-----------------------------------------------------------------------------------------------------------------------
                                                                   (unaudited)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Revenue                                                            $     15,150
-----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations before income taxes                        (6,176)
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                        (3,776)
-----------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share                                          $      (0.34)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risk and uncertainties. For this purpose, the following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Form 10-K, the Consolidated Financial Statements and Notes thereto. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Important factors known to Best Software, Inc. that could cause such material differences are discussed under the caption "Certain Factors That May Affect Future Results" in Item 7 of the Company's annual report on Form 10-K, which is incorporated herein by reference. These and other important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    OVERVIEW

    The Company is a leader in corporate resource management software, helping organizations to better manage their people, assets and budgeting processes. The Company's feature-rich, cost-effective solutions are easy to implement and enhance productivity by automating management, compliance and reporting functions in areas of specialized expertise that entail complex and frequently changing laws and regulations. The Company's solutions have been designed to complement core accounting systems and are scaleable from stand-alone desktop applications running on personal computers to multi-user work group and client/server programs designed for use on personal computer local area networks. As of March 31, 1998, the Company had over 43,000 licensed customer locations.

    Prior to fiscal 1994, substantially all of the Company's revenues from the FAS and Abra product lines were derived from licenses of DOS-based versions of these products. Since fiscal 1994, the Company has introduced Microsoft Windows versions of these products and, since fiscal 1995, a significant number of the Company's DOS customers have migrated to the Company's Windows-based products. Additionally, since the introduction of multi-user versions of its products in fiscal 1995 and fiscal 1996, the Company has sold an increased number of multi-user licenses of its FAS and Abra products. Upon the introduction of a new product or an enhanced version of an existing product, the Company has typically derived significant license fee revenue from trade-ups by existing customers. Typically, the license fees paid for trade-ups are lower than the license fees for an initial license. In addition, the Windows-based products and the multi-user products generally have higher average license fees and gross margins than the DOS-based products.

      During the quarter ended March 31, 1998, the Company introduced two new products, FAS Property Tax and Best Internet Recruiter. FAS Property Tax, powered by Vertex Tax Intelligence released in February 1998, is a comprehensive property tax software program that automates and simplifies the personal property tax filing and compliance process. The program utilizes FAS asset data and, based on each jurisdiction's requirements, completes various jurisdiction-specific property tax forms. Best FAS Property Tax allows customers to review and adjust valuations, calculate and compare estimated values with actual assessed values, process tax bills and bill taxes back to various departments or external customers. Best Internet Recruiter, also released in February 1998, is a recruiting service that enables employers to quickly and conveniently place job listings on some of the Internet's largest and most effective employment sites, then select and analyze resumes through a single Web site. The product enables employers to easily and cost-effectively manage all their on-line recruiting needs as well as track job offers through acceptance or rejection.

    In March 1998, the Company announced Best! Imperativ HRMS, a human resource and payroll management software which leverages the Microsoft BackOffice platform. The system will provide organizations with a Web-based, three-tier client/server solution with lower total cost of ownership and easy implementation. Best! Imperativ HRMS will offer employee self-service modules to work with the multiple human resource and payroll requirements. The Company anticipates the release of the product in the second quarter of 1998.

    In April 1998, the Company released the newest fixed asset management system, Best! Imperativ Asset Accounting, a client/server solution that delivers control over fixed assets with accurate, timely reporting at a lower total cost of ownership. The product utilizes the Microsoft BackOffice platform and allows integration into a variety of financial accounting packages. Best! Imperativ Asset Accounting provides scalability and compliance with changing Internal Revenue Service (IRS) and Generally Accepted Accounting Principles (GAAP) rules.

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

                               OPERATING RESULTS

    The following table sets forth for the periods indicated certain consolidated statement of operations data expressed as a percentage of total revenue:


                                                     THREE MONTHS ENDED
                                                          MARCH 31
                                                   -----------------------
                                                   1998               1997
                                                   ----               ----
                                               (UNAUDITED)         (UNAUDITED)
Revenue:
  License fees and royalty..............           49.7%              49.1%
  Services..............................           50.3               50.9
                                                  -----              -----
    Total...............................          100.0              100.0
                                                  -----              -----
Cost of revenue:
  License fees and royalty..............            3.2                7.9
  Services..............................           15.6               15.4
                                                  -----              -----
    Total...............................           18.8               23.3
                                                  -----              -----
Gross margin............................           81.2               76.7
                                                  -----              -----
Operating expenses:
  Sales and marketing...................           34.3               34.9
  Research and development..............           15.5               13.2
  General and administrative............           12.5               13.6
  Write-off of  purchased research and
  development...........................           68.4                0.0
                                                  -----              -----
    Total...............................          130.7               61.7
                                                  -----              -----
  Operating income (loss)...............          (49.5)              15.0
  Other income, net.....................            4.3                1.2
                                                  -----              -----
  Income (loss) from  operations before
  income taxes..........................          (45.2)              16.2
  Income tax benefit....................           17.5                4.5
                                                  -----              -----
Net income (loss).......................          (27.7)%             20.7%
                                                  =====              =====


THREE MONTHS ENDED MARCH 31, 1998 AND 1997

    License Fees and Royalty Revenue. License fees and royalty revenue consists of fees from software licenses and royalties from the MYOB License. License fees and royalty revenue increased from $5.0 million for the three months ended March 31, 1997 to $6.8 million for the three months ended March 31, 1998, representing an increase of 36.3%. As a percentage of total revenue, license fees and royalty revenue was 49.1% for the three months ended March 31, 1997 and 49.7% for the three months ended March 31, 1998, respectively. The dollar increase in license fees and royalty revenue was due to an increase in license fee revenue from FAS and Abra products, which resulted primarily from increased sales of higher priced Windows-based and multi-user products. Royalties from the MYOB License increased from $221,250 during the three months ended March 31, 1997 to $413,250 for the three months ended March 31, 1998. The royalty is based on the total revenue of the licensee attributable to this product line, with the royalty rate escalating over the four-year license period. The Company does not anticipate generating any additional revenue from this product line upon termination of the license agreement in June 2000.

    Services Revenue. Services revenue includes revenue from maintenance and support agreements and training and consulting services. Services revenue increased from $5.2 million for the three months ended March 31, 1997 to $6.9 million for the three months ended March 31, 1998, representing an increase of 33.2%. As a percentage of total revenue, services revenue decreased from 50.9% for the three months ended March 31, 1997 to 50.3% for the three months ended March 31, 1998. The dollar increase in services revenue was primarily due to an increase in the number of maintenance and support agreements, which resulted from a larger installed base of customers, and a higher average contract value resulting from increased sales of higher priced license products. To a lesser extent, the increase in services revenue was due to the Company's increased focus on offering training and other consulting services, which include installation, set-up and data conversion activities.

    Cost of License Fees and Royalty Revenue. Cost of license fees and royalty revenue consists primarily of the costs of media, product manuals, shipping and fulfillment, and royalties paid to third parties. Cost of license fees and royalty revenue decreased from $803,000 for the three months ended March 31, 1997 to $440,000 for the three months ended March 31, 1998, representing an decrease of 45.2%. As a percentage of license fees and royalty revenue, cost of license fees and royalty revenue decreased from 16.1% to 6.5% for the three-month periods ended March 31, 1997 and 1998, respectively. The decrease in cost of license fees and royalty revenue as a percentage of license fees and royalty revenue was primarily due to increased sales of higher margin Windows-based and multi-user products and cost improvements on the license media and fulfillment operations. To a lesser extent, the decrease was due to royalty revenue received under the MYOB License, for which the associated costs are nominal.

    Cost of Services Revenue. Cost of services revenue consists primarily of personnel costs, telephone charges and other costs related to providing telephone support, training and consulting services. Cost of services revenue increased from $1.6 million for the three months ended March 31, 1997 to $2.1 million for the three month period ended March 31, 1998, representing a 36.7% increase. As a percentage of services revenue, cost of services revenue increased from 30.2% to 31.0% for the three-month periods ended March 31, 1997 and 1998, respectively. The increase in cost of services revenue as a percentage of services revenue was primarily due to ramping up professional services.

    Sales and Marketing. Sales and marketing expenses consist primarily of direct mail programs, advertising, and other marketing programs, personnel costs, commissions, travel and operating costs. Sales and marketing expenses increased from $3.5 million for the three months ended March 31, 1997, to $4.7 million for the three months ended March 31, 1998, representing an increase of 32.7%. As a percentage of total revenue, sales and marketing expenses decreased slightly from 34.9% to 34.3% for the three-month periods ended March 31, 1997 and 1998, respectively. The dollar increase was primarily due to new product releases, increased website activities and general product awareness.

    Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to outside consultants. Research and development expenses increased from $1.3 million for the three months ended March 31, 1997 to $2.1 million for the three months ended March 31, 1998, representing an increase of 58.5%. As a percentage of total revenue, research and development expenses increased from 13.2% to 15.5% for the three-month periods ended March 31, 1997 and 1998, respectively. The increase in research and development expenses was primarily the result of increased expenses relating to the development of a new budgeting product and the Best! Imperative products discussed above.

    General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations. General and administrative expenses increased from $1.4 million for the three months ended March 31, 1997 to $1.7 million for the three months ended March 31, 1998, representing an increase of 22.8%. As a percentage of total revenue, general and administrative expenses decreased from 13.6% to 12.5% for the three-month periods ended March 31, 1997 and 1998, respectively. The dollar increase in general and administrative expenses was the result of increased staffing and related expenses necessary to manage and support the expansion of the Company's operations.

    Write-off of purchased research and development. The write-off is the result of the purchased research and development associated with the Company's acquisition of HRS described in note 4 of the financial statements. The one time charge of approximately $9.4 million represents 68.4% of total revenue for the three months ended March 31, 1998.

    Other Income (Expense), Net. Other income (expense) consists primarily of earnings from investments, net of any interest expense. Other income (expense), net was $125,000 for the three months ended March 31, 1997 and $594,000 for the three months ended March 31, 1998. The significant dollar increase was due to increased interest income through investing the proceeds of the Initial Public Offering.

    Benefit for Income Taxes. The benefit for income taxes was $455,000 and $2.4 million for the three months ended March 31, 1997 and 1998 respectively, representing 27.6% and 38.8% of income before taxes respectively. For the three months ended March 31, 1997, the difference between the expected tax provision based on Federal statutory rates and the effective tax rate resulted principally from tax benefits relating to a reduction of the valuation allowance against the Company's deferred tax asset based on management's analysis of current levels of earnings and anticipated operating results.

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company funds its operations through cash provided by operations. The Company had cash, cash equivalents and short-term investments of $43.6 million at March 31, 1998. The Company's short-term investments include securities of U.S. Government agencies, municipalities and corporations.

    For the three months ended March 31, 1998 and 1997, net cash provided by operating activities was $5.4 million and $3.9 million, respectively. The increase in cash provided by operating activities was primarily a result of an increase in current liabilities and the net effect of the one-time charge against earnings for purchased R&D from the acquisition of HRS.

    Net cash used in investing activities for the three months ended March 31, 1998 and 1997 was $15.3 million and $281,000, respectively. The increase in cash used in investing activities was related to the purchases of short-term investments with the proceeds from the Initial Public Offering and the acquisition of HR Management Software GmbH. In the three months ended March 31, 1998 and 1997, cash was used for the purchase of property and equipment of $652,000 and $281,000 respectively. Although the Company does not currently have any material identifiable commitments for capital expenditures, the Company expects to continue to invest in the acquisition of property and equipment in the ordinary course of its business. The Company does not have any material commitments related to its royalty obligations arising from licenses of certain products and technologies used in the Company's products.

    Net cash provided by (used in) financing activities for the three months ended March 31, 1998 and 1997 was $187,000 and ($3.5 million), respectively. During the three months ended March 31, 1997, the principal use of cash was the payment of a dividend, the repurchase of treasury shares and the repayment of a note.

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

     Additionally, the Company has performed an assessment of its principal internal management information system software to determine if they are Year 2000 compliant. Management's assessment is that minimal modifications will be necessary to the Company's existing principal internal management information system software to achieve Year 2000 compliance. The Company expects its principal internal management information systems to be fully Year 2000 compliant by 1999. The Company also faces risks to the extent that third party suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the Year 2000 requirements. Although the Company is currently analyzing the impact, if any, of the Year 2000 issue surrounding such third party interactions, failure of any critical technology components to operate properly in the Year 2000 and beyond may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 1998 the Company issued 240,000 shares of Common Stock in conjunction with the acquisition of HR Management Software GmbH discussed in Note 4 of this report. These securities are exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders of the Company was held on April 23, 1998. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

    (a) The shareholders elected Richard A. Lefebvre as Class III Director of the Company whose term will expire upon the 2001 Annual Meeting of Shareholders.
    (b) The shareholders approved the continuation of the 1997 Stock Incentive Plan
    (c) The shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

    The votes for and against (withheld) each matter were as follows:


                  MATTER                              VOTES FOR    VOTES WITHHELD     VOTES ABSTAINED
        -----------------------------------------     ---------    --------------     ---------------
        Election of Richard A. Lefebvre               9,787,549          6,600                 0
        Continuation of 1997 Stock Incentive Plan     6,777,906      1,344,650             9,861
        Appointment of Arthur Andersen LLP            9,784,774          6,175             3,200


ITEM 5.  OTHER INFORMATION

None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         11     Computation of Net Income Per Share

         27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b)  Reports on Form 8-K:
         None

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BEST SOFTWARE, INC.

Date: May 15, 1998                        By:  /s/  David N. Bosserman
                                          -------------------------------------
                                          David N. Bosserman
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


    EXHIBIT NO.
    -----------
       3.1         Second Amended and Restated Articles of Incorporation of the
                   Company. (Incorporated by reference to Exhibit 3.1 of Form
                   10-K) (Registration Statement #0-23117 -- "Form 10-K")

       3.2         Amended and Restated By-Laws of the Company.
                   (Incorporated by reference to Exhibit 3.2 of Form 10-K)

       11          Computation of Earnings per Share

       27          Financial Data Schedule*

----------
* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.