Form 10-Q
period 1998-06-30
BEST SOFTWARE INC
filed 1998-08-14
CIK 1043431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                                QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 0-23117

                              BEST SOFTWARE, INC.
             (Exact Name of Registrant as Specified in its Charter)

          VIRGINIA                         7372                        54-1222526
(State or other jurisdiction   (Primary Standard Industrial         (I.R.S. Employer
              of                Classification Code Number)        Identification No.)
      incorporation or
         organization)

                           11413 ISAAC NEWTON SQUARE
                                RESTON, VA 20190
                                 (703) 709-5200
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                             ---------------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES  [X]               NO  [ ]

     Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                                NUMBER OF
                                                                  SHARES
                                                              OUTSTANDING ON
                       TITLE OF CLASS                         JULY 31, 1998
                       --------------                         --------------
Common Stock, no par value..................................    11,602,966

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BEST SOFTWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
  PART I  FINANCIAL INFORMATION
    ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED)
    Consolidated Balance Sheets as of June 30, 1998 and
       December 31, 1997......................................   3
    Consolidated Statements of Operations for the three and
       six months ended June 30, 1998 and 1997................   4
    Consolidated Statements of Cash Flows for the six months
       ended June 30, 1998 and 1997...........................   5
    Notes to Consolidated Financial Statements................   6
    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS....................   8
    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK............................................   15
  PART II  OTHER INFORMATION
    ITEM 1.  LEGAL PROCEEDINGS................................   15
    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........   15
    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................   15
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
       HOLDERS................................................   15
    ITEM 5.  OTHER INFORMATION................................   16
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................   16
    SIGNATURE.................................................   17
    EXHIBIT INDEX.............................................   18

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              BEST SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $27,409       $33,164
  Short-term investments....................................     16,126        12,268
  Accounts receivable, net of allowance ($1,456 and $991
     respectively)..........................................      6,381         4,661
  Inventory.................................................        313           280
  Prepaid expenses and other current assets.................      2,680         1,419
  Deferred tax asset........................................      1,250           700
                                                                -------       -------
          Total.............................................     54,159        52,492
                                                                -------       -------
  Property and equipment, net...............................      2,918         2,182
  Deferred tax asset........................................      5,350         2,300
  Other assets..............................................      1,372            36
                                                                -------       -------
          Total.............................................    $63,799       $57,010
                                                                =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................    $12,313       $10,375
  Notes payable -- current..................................        414           650
  Deferred maintenance and services revenue.................     17,261        14,918
                                                                -------       -------
          Total.............................................     29,988        25,943
                                                                -------       -------
  Note payable -- noncurrent................................        116            --
  Deferred maintenance and services revenue.................        999         1,313
  Other noncurrent liabilities..............................        820            --
                                                                -------       -------
          Total liabilities.................................     31,923        27,256
                                                                =======       =======
Shareholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
     authorized, none issued................................         --            --
  Common stock, no par value; 40,000,000 shares authorized;
     11,601,266 and 10,913,385 shares issued and
     outstanding, respectively..............................     33,630        33,604
  Additional paid-in capital................................      5,066         1,000
  Deferred compensation.....................................       (109)         (124)
  Foreign currency translation adjustments, net.............         10            --
  Accumulated deficit.......................................     (6,721)       (4,726)
                                                                -------       -------
          Total shareholders' equity........................     31,876        29,754
                                                                -------       -------
          Total.............................................    $63,799       $57,010
                                                                =======       =======

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                                 -------------------------   -------------------------
                                                    1998          1997          1998          1997
                                                 -----------   -----------   -----------   -----------
                                                 (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Revenue:
  License fees and royalty.....................    $ 8,339       $ 5,358       $15,142       $10,348
  Services.....................................      7,914         5,288        14,809        10,464
                                                   -------       -------       -------       -------
          Total................................     16,253        10,646        29,951        20,812
                                                   -------       -------       -------       -------
Cost of revenue:
  License fees and royalty.....................        455           371           895         1,174
  Services.....................................      2,807         1,470         4,946         3,035
                                                   -------       -------       -------       -------
          Total................................      3,262         1,841         5,841         4,209
                                                   -------       -------       -------       -------
Gross margin...................................     12,991         8,805        24,110        16,603
                                                   -------       -------       -------       -------
Operating expenses:
  Sales and marketing..........................      5,847         4,305        10,551         7,849
  Research and development.....................      2,700         2,048         4,821         3,386
  General and administrative...................      2,096         1,585         3,806         2,977
Write-off of purchased research and
  development..................................         --            --         9,370            --
                                                   -------       -------       -------       -------
          Total................................     10,643         7,938        28,548        14,212
                                                   -------       -------       -------       -------
Operating income (loss)........................      2,348           867        (4,438)        2,391
Other income (expense), net....................        558          (293)        1,152          (168)
                                                   -------       -------       -------       -------
Income (loss) from operations before income
  taxes........................................      2,906           574        (3,286)        2,223
Income tax benefit (provision).................     (1,110)         (225)        1,290           230
                                                   -------       -------       -------       -------
Net income (loss)..............................    $ 1,796       $   349       $(1,996)      $ 2,453
                                                   =======       =======       =======       =======
Basic net income (loss) per share..............    $  0.16       $   .05       $ (0.18)      $  0.36
                                                   =======       =======       =======       =======
Diluted net income (loss) per share............    $  0.15       $   .04       $ (0.18)      $  0.29
                                                   =======       =======       =======       =======
Basic weighted average shares outstanding......     11,568         7,000        11,276         6,866
                                                   =======       =======       =======       =======
Diluted weighted average shares outstanding....     12,249         8,624        11,276         8,375
                                                   =======       =======       =======       =======

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                -------------------------
                                                                   1998          1997
                                                                -----------   -----------
                                                                (UNAUDITED)   (UNAUDITED)
  Net income (loss)...........................................   $ (1,996)      $ 2,453
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.............................        815           630
    Compensation associated with stock options................         13            --
    Modification of warrants and amortization of debt
       discount...............................................         --           301
    Tax benefit from options exercised........................        426           538
    Write-off of purchased research and development...........      9,370            --
    Deferred taxes............................................     (3,600)       (1,098)
  (Increase) decrease in assets:
    Accounts receivable (net).................................       (340)          656
    Inventory.................................................        (23)           12
    Prepaid expenses and other assets.........................       (332)           23
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses.....................      1,660         1,935
  Deferred maintenance and services revenue...................      1,530           914
                                                                 --------       -------
    Net cash provided by operating activities.................      7,523         6,364
                                                                 --------       -------
  Cash flows from investing activities:
    Purchases of property and equipment.......................     (1,155)         (430)
    Purchases of short-term investments.......................    (21,037)           --
    Sales of short-term investments...........................     17,178            --
    Acquisition of HR Management Software GmbH................     (6,800)           --
                                                                 --------       -------
       Net cash used in investing activities..................    (11,814)         (430)
                                                                 --------       -------
  Cash flows from financing activities:
    Proceeds from exercise of stock options and warrants......        265           513
    Purchase and retirement of treasury stock.................       (355)       (1,089)
    Cash dividends paid to shareholders.......................         --       (11,121)
    Principal payments on notes payable or capital lease
       obligation.............................................     (1,391)          (39)
                                                                 --------       -------
       Net cash used in financing activities..................     (1,481)      (11,736)
                                                                 --------       -------
  Effect of exchange rate changes.............................         17            --
                                                                 --------       -------
  Net decrease in cash and cash equivalents...................     (5,755)       (5,802)
  Cash and cash equivalents, beginning of period..............     33,164        13,231
                                                                 --------       -------
  Cash and cash equivalents, end of period....................   $ 27,409       $ 7,429
                                                                 ========       =======
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for:
       Income taxes...........................................   $  1,669       $   235
       Interest...............................................   $     35       $   485
  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
    ACTIVITIES:
       240,000 Shares issued to HR Management Software GmbH...   $  3,630       $    --

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 1998 (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the audited consolidated financial statements for the nine month transition period ended December 31, 1997 included in the Company's Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. Interim results of operations for the six month period ended June 30, 1998 are not necessarily indicative of operating results for the full fiscal year.

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

FOREIGN CURRENCY TRANSLATION

     In general, the functional currency of a foreign operation is deemed to be the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into United States dollars using the exchange rate in effect at the balance sheet date. Revenue and expense accounts for these operations are translated using the average exchange rate during the period. The effects of foreign currency translation adjustments are included as a separate component of shareholders' equity.

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

     Earnings per share for all 1997 periods presented has been restated to comply with Statement of Financial Accounting Standards ("SFAS") No. 128 and SAB No. 98.

                              BEST SOFTWARE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company implemented SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic net income per share and diluted net income per share can be reconciled as indicated below (in thousands, except per share data) (Unaudited):

                                       THREE MONTHS ENDED            THREE MONTHS ENDED
                                          JUNE 30, 1998                 JUNE 30, 1997
                                   ---------------------------   ---------------------------
                                                     PER-SHARE                     PER-SHARE
                                   INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT
                                   ------   ------   ---------   ------   ------   ---------
Basic net income (loss) per
  share:
  Income available to common
     shareholders................  $1,796   11,568     $0.16      $349    7,000      $0.05
Effect of dilutive securities
  Preferred stock................               --                          625
  Options and warrants...........              681                          999
                                   ------   ------                ----    -----
Diluted net income per share:
  Income available to common
     shareholders................  $1,796   12,249     $0.15      $349    8,624      $0.04
                                   ======   ======                ====    =====

                                       SIX MONTHS ENDED              SIX MONTHS ENDED
                                        JUNE 30, 1998                  JUNE 30, 1997
                                 ----------------------------   ---------------------------
                                                    PER-SHARE                     PER-SHARE
                                 INCOME    SHARES    AMOUNT     INCOME   SHARES    AMOUNT
                                 -------   ------   ---------   ------   ------   ---------
Basic net income (loss) per
  share:
  Income (loss) available to
     common shareholders.......  ($1,996)  11,276    ($0.18)    $2,453    6,866     $0.36
Effect of dilutive securities
  Preferred stock..............                --                           625
  Options and warrants.........                --                           884
                                 -------   ------               ------   ------
Diluted net income per share:
  Income (loss) available to
     common shareholders.......  ($1,996)  11,276    ($0.18)    $2,453    8,375     $0.29
                                 =======   ======               ======   ======

3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants (the "AICPA") has issued a Statement of Position (the "SOP") SOP 97-2, "Software Revenue Recognition". The Company has adopted SOP 97-2 effective January 1, 1998. The adoption of SOP 97-2 did not have a material impact on the Company.

     In 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 becomes effective for the Company's year-end 1998 financial statements. The Company is evaluating this statement to determine the impact on its reporting and disclosure requirements. The Company adopted SFAS No. 130 (see
Note 5) effective January 1, 1998 which requires companies to report comprehensive income which is the total of net income plus all changes in equity during a period except those resulting from investment by owners and distribution to owners.

4.  ACQUISITION

     In March 1998, the Company acquired HR Management Software GmbH (HRS), a leading provider of human resource software in the European marketplace. The acquisition price was for approximately $10.4

                              BEST SOFTWARE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

million consisting of $6.4 million in cash, 240,000 shares of Common Stock, and out-of-pocket acquisition costs of approximately $400,000. The closing occurred on March 31, 1998; therefore the results of operations of HRS are included beginning April 1, 1998. The acquisition was accounted for as a purchase and the Company recorded a charge of approximately $9.4 million in the first quarter of 1998 to in-process research and development. The preliminary allocation of the remaining purchase price resulted in an excess of the purchase price over the fair value of the net assets of approximately $1.0 million. This amount represents intangible assets related to the completed technology base and the assembled workforce and will be amortized over the applicable useful lives. The Company also acquired tangible assets of approximately $2.7 million consisting primarily of accounts receivable and fixed assets. The Company also assumed liabilities of $2.7 million.

     The following consolidated proforma information assumes the HRS acquisition occurred on January 1, 1997 (In thousands, except per share data):

                                                               FOR THE SIX MONTHS ENDED
                                                               ------------------------
                                                               JUNE 30,       JUNE 30,
                                                                 1998           1997
                                                               ---------      ---------
                                                                     (UNAUDITED)
Revenue..................................................       $31,403        $23,288
Income (loss) from operations before income taxes........        (3,270)         2,204
Net income (loss)........................................        (1,980)         2,442
Earnings (loss) per share................................       $ (0.18)       $  0.28

5.  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income and all other nonowner changes in equity. The components of other comprehensive income include foreign currency translation adjustments, unrealized holding gains/losses on securities classified as available-for-sale, and minimum pension liability adjustments made in the period. (In thousands)

                                                               FOR THE SIX MONTHS ENDED
                                                               ------------------------
                                                               JUNE 30,       JUNE 30,
                                                                 1998           1997
                                                               ---------      ---------
                                                                     (UNAUDITED)
Net Income (loss)........................................       $(1,996)       $ 2,453
  Other comprehensive income, net of tax:
     Foreign currency translation adjustments............            10             --
     Unrealized holding gains............................            --             --
                                                                -------        -------
Comprehensive income (loss)..............................       $(1,986)       $ 2,453
                                                                =======        =======

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

                                    OVERVIEW

     The Company is a leader in corporate resource management software and services, helping organizations to better manage their people, assets and budgeting processes. The Company's feature-rich, cost-effective solutions are easy to implement and enhance productivity by automating management, compliance and reporting functions in areas of specialized expertise that entail complex and frequently changing laws and regulations. The Company's solutions have been designed to complement core accounting systems and are scaleable from stand-alone desktop applications running on personal computers to multi-user work group and client/server programs designed for use on personal computer local area networks. As of June 30, 1998, the Company had over 44,000 licensed customer locations.

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

     During the quarter ended June 30, 1998, the Company introduced a customization tool for the comprehensive human resource software package. The Abra Suite Custom Studio allows users to easily and cost-effectively customize their requirements through two new tools, Abra Toolkit for end users and Developer's Toolkit for Business Partners. The Abra Toolkits allow users to create custom screens with more features and flexibility, as well as modify the menus with the most efficient actions, processes, reports and rules for their organizations.

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

                               OPERATING RESULTS

     The following table sets forth for the periods indicated certain consolidated statement of operations data expressed as a percentage of total revenue:

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                        -------------------------   -------------------------
                                           1998          1997          1998          1997
                                        -----------   -----------   -----------   -----------
                                        (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Revenue:
  License fees and royalty............      51.3%         50.3%         50.6%         49.7%
  Services............................      48.7          49.7          49.4          50.3
                                           -----         -----         -----         -----
          Total.......................     100.0         100.0         100.0         100.0
                                           -----         -----         -----         -----
Cost of revenue:
  License fees and royalty............       2.8           3.5           3.0           5.6
  Services............................      17.3          13.8          16.5          14.6
                                           -----         -----         -----         -----
          Total.......................      20.1          17.3          19.5          20.2
                                           -----         -----         -----         -----
Gross margin..........................      79.9          82.7          80.5          79.8
                                           -----         -----         -----         -----
Operating expenses:
  Sales and marketing.................      36.0          40.4          35.2          37.7
  Research and development............      16.6          19.2          16.1          16.3
  General and administrative..........      12.9          14.9          12.7          14.3
  Write-off of purchased research and
     development......................       0.0           0.0          31.3           0.0
                                           -----         -----         -----         -----
          Total.......................      65.5          74.5          95.3          68.3
                                           -----         -----         -----         -----
  Operating income (loss).............      14.4           8.2         (14.8)         11.5
  Other income, net...................       3.5          (2.8)          3.8          (0.8)
                                           -----         -----         -----         -----
  Income (loss) from operations before
     income taxes.....................      17.9           5.4         (11.0)         10.7
  Income tax benefit (provision)......      (6.8)         (2.1)          4.3           1.1
                                           -----         -----         -----         -----
Net income (loss).....................      11.1%          3.3%         (6.7)%        11.8%
                                           =====         =====         =====         =====

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     License Fees and Royalty Revenue. License fees and royalty revenue consists of fees from software licenses and royalties. License fees and royalty revenue increased from $5.4 million for the three months ended June 30, 1997 to $8.3 million for the three months ended June 30, 1998, representing an increase of 55.5%. As a percentage of total revenue, license fees and royalty revenue was 50.3% for the three months ended June 30, 1997 and 51.3% for the three months ended June 30, 1998, respectively. The dollar increase in license fees and royalty revenue was due to increases in both the FAS and Abra product lines primarily from increased sales of higher priced Windows-based and multi-user products. The acquisition of HRS on March 31, 1998 also contributed to the increased license fee and royalty revenue in the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Royalties from the MYOB License increased from $221,250 during the three months ended June 30, 1997 to $413,250 for the three months ended June 30, 1998. The royalty is based on the total revenue of the licensee attributable to this product line, with the royalty rate escalating over the four-year license period. The Company does not anticipate generating any additional revenue from this product line upon termination of the license agreement in June 2000.

     Services Revenue. Services revenue includes revenue from maintenance and support agreements and training and consulting services. Services revenue increased from $5.3 million for the three months ended June 30, 1997 to $7.9 million for the three months ended June 30, 1998, representing an increase of 49.8%. As a percentage of total revenue, services revenue decreased from 49.7% for the three months ended June 30, 1997 to 48.7% for the three months ended June 30, 1998. The dollar increase in services revenue was primarily due to an increase in the number of maintenance and support agreements, which resulted from a larger installed base of customers, and a higher average contract value resulting from increased sales of higher priced license products. To a lesser extent, the increase in services revenue was due to the Company's increased focus on offering training and other consulting services, which include installation, set-up and data conversion activities. The acquisition of HRS also contributed to the increased services revenue in the three months ended June 30, 1998 compared to the corresponding period of 1997.

     Cost of License Fees and Royalty Revenue. Cost of license fees and royalty revenue consists primarily of the costs of media, product manuals, shipping and fulfillment, and royalties paid to third parties. Cost of license fees and royalty revenue increased from $371,000 for the three months ended June 30, 1997 to $455,000 for the three months ended June 30, 1998, representing an increase of 22.5%. However, as a percentage of total revenue, cost of license fees and royalty revenue decreased from 3.5% to 2.8% for the three-month periods ended June 30, 1997 and 1998, respectively. As a percentage of license fees and royalty revenue, cost of license fees and royalty revenue decreased from 6.9% to 5.5% for the three months ended June 30, 1997 and 1998, respectively. The decrease was primarily due to increased sales of higher margin Windows-based and multi-user products and cost improvements on the license media and fulfillment operations. To a lesser extent, the decrease was due to royalty revenue received under the MYOB License, for which the associated costs are nominal.

     Cost of Services Revenue. Cost of services revenue consists primarily of personnel costs, telephone charges and other costs related to providing telephone support, training and consulting services. Cost of services revenue increased from $1.5 million for the three months ended June 30, 1997 to $2.8 million for the three month period ended June 30, 1998, representing a 90.9% increase. As a percentage of total revenue, cost of services revenue increased from 13.8% to 17.3% for the three-month periods ended June 30, 1997 and 1998, respectively. As a percentage of service revenue, cost of services revenue increased from 27.8% to 35.5% for the three months ended June 30, 1997 and 1998, respectively. The increase was primarily due to ramping up professional services.

     Sales and Marketing. Sales and marketing expenses consist primarily of direct mail programs, advertising, and other marketing programs, personnel costs, commissions, travel and operating costs. Sales and marketing expenses increased from $4.3 million for the three months ended June 30, 1997, to $5.8 million for the three months ended June 30, 1998, representing an increase of 35.8%. As a percentage of total revenue, sales and marketing expenses decreased from 40.4% to 36.0% for the three-month periods ended June 30, 1997 and 1998, respectively. The dollar increase was primarily due to marketing activities related to new product releases, increased website activities, and general product awareness.

     Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to outside consultants. Research and development expenses increased from $2.0 million for the three months ended June 30, 1997 to $2.7 million for the three months ended June 30, 1998, representing an increase of 31.8%. As a percentage of total revenue, research and development expenses decreased from 19.2% to 16.6% for the three-month periods ended June 30, 1997 and 1998, respectively. The increase in research and development expenses was primarily the result of increased expenses relating to the development of a new budgeting product and the Best! Imperativ products discussed above.

     General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations. General and administrative expenses increased from $1.6 million for the three months ended June 30, 1997 to $2.1 million for the three months ended June 30, 1998, representing an increase of 32.2%. As a percentage of total revenue, general and administrative expenses decreased from 14.9% to 12.9% for the three-month periods ended June 30, 1997 and

1998, respectively. The dollar increase in general and administrative expenses was the result of increased staffing and related expenses necessary to manage and support the expansion of the Company's operations.

     Other Income (Expense) Net. Other income (expense) consists primarily of earnings from cash, cash equivalents and short-term investments, net of any interest expense. Other income (expense), net was ($293,000) for the three months ended June 30, 1997 and $558,000 for the three months ended June 30, 1998. The significant dollar increase was due to increased interest income through investing the proceeds of the Initial Public Offering. Other expense for the three months ended June 30, 1997 was primarily due to $432,000 of interest expense attributable to a reduction in the exercise price of a warrant in connection with the June 1997 dividend to shareholders, offset in part by interest income.

     Provision for Income Taxes. The provision for income taxes was $225,000 and $1.1 million for the three months ended June 30, 1997 and 1998 respectively, representing 39.2% and 38.2% of income before taxes respectively.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     License Fees and Royalty Revenue. License fees and royalty revenue consists of fees from software licenses and royalties. License fees and royalty revenue increased from $10.3 million for the six months ended June 30, 1997 to $15.1 million for the six months ended June 30, 1998, representing an increase of 46.3%. As a percentage of total revenue, license fees and royalty revenue was 49.7% for the six months ended June 30, 1997 and 50.6% for the six months ended June 30, 1998, respectively. The dollar increase in license fees and royalty revenue was due to an increase in license fee revenue from FAS and Abra products, which resulted primarily from increased sales of higher priced Windows-based and multi-user products. The three months of revenue included since the acquisition of HRS also contributed to the increased license fee and royalty revenue in the six months ended June 30, 1998 compared to the corresponding period of 1997. Royalties from the MYOB License increased from $442,500 during the six months ended June 30, 1997 to $826,500 for the six months ended June 30, 1998. The royalty is based on the total revenue of the licensee attributable to this product line, with the royalty rate escalating over the four-year license period. The Company does not anticipate generating any additional revenue from this product line upon termination of the license agreement in June 2000.

     Services Revenue. Services revenue includes revenue from maintenance and support agreements and training and consulting services. Services revenue increased from $10.5 million for the six months ended June 30, 1997 to $14.8 million for the six months ended June 30, 1998, representing an increase of 41.5%. As a percentage of total revenue, services revenue decreased from 50.3% for the six months ended June 30, 1997 to 49.4% for the six months ended June 30, 1998. The dollar increase in services revenue was primarily due to an increase in the number of maintenance and support agreements, which resulted from a larger installed base of customers, and a higher average contract value resulting from increased sales of higher priced license products. To a lesser extent, the increase in services revenue was due to the Company's increased focus on offering training and other consulting services, which include installation, set-up and data conversion activities. The three months of revenue included since the acquisition of HRS also contributed to the increased services revenue in the six months ended June 30, 1998 compared to the six months ended June 30, 1997 .

     Cost of License Fees and Royalty Revenue. Cost of license fees and royalty revenue consists primarily of the costs of media, product manuals, shipping and fulfillment, and royalties paid to third parties. Cost of license fees and royalty revenue decreased from $1.2 million for the six months ended June 30, 1997 to $895,000 for the six months ended June 30, 1998, representing a decrease of 23.8%. As a percentage of total revenue, cost of license fees and royalty revenue decreased from 5.6% to 3.0% for the six-month periods ended June 30, 1997 and 1998, respectively. As a percentage of license fees and royalty revenue, cost of license fees and royalty revenue decreased from 11.3% to 5.9% for the six months ended June 30, 1997 and 1998, respectively. The decrease was primarily due to increased sales of higher margin Windows-based and multi-user products and cost improvements on the license media and fulfillment operations. To a lesser extent, the decrease was due to royalty revenue received under the MYOB License, for which the associated costs are nominal.

     Cost of Services Revenue. Cost of services revenue consists primarily of personnel costs, telephone charges and other costs related to providing telephone support, training and consulting services. Cost of services revenue increased from $3.0 million for the six months ended June 30, 1997 to $4.9 million for the six month period ended June 30, 1998, representing a 62.9% increase. As a percentage of total revenue, cost of services revenue increased from 14.6% to 16.5% for the six-month periods ended June 30, 1997 and 1998, respectively. As a percentage of service revenue, cost of services revenue increased from 29.0% to 33.4% for the six months ended June 30, 1997 and 1998, respectively. The increase was primarily due to ramping up professional services.

     Sales and Marketing. Sales and marketing expenses consist primarily of direct mail programs, advertising, and other marketing programs, personnel costs, commissions, travel and operating costs. Sales and marketing expenses increased from $7.8 million for the six months ended June 30, 1997, to $10.6 million for the six months ended June 30, 1998, representing an increase of 34.4%. As a percentage of total revenue, sales and marketing expenses decreased from 37.7% to 35.2% for the six-month periods ended June 30, 1997 and 1998, respectively. The dollar increase was primarily due to new product releases, increased website activities and general product awareness.

     Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to outside consultants. Research and development expenses increased from $3.4 million for the six months ended June 30, 1997 to $4.8 million for the six months ended June 30, 1998, representing an increase of 42.3%. As a percentage of total revenue, research and development expenses decreased from 16.3% to 16.1% for the six-month periods ended June 30, 1997 and 1998, respectively. The increase in research and development expenses was primarily the result of increased expenses relating to the development of a new budgeting product and the Best! Imperativ products.

     General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations. General and administrative expenses increased from $3.0 million for the six months ended June 30, 1997 to $3.8 million for the six months ended June 30, 1998, representing an increase of 27.8%. As a percentage of total revenue, general and administrative expenses decreased from 14.3% to 12.7% for the six-month periods ended June 30, 1997 and 1998, respectively. The dollar increase in general and administrative expenses was the result of increased staffing and related expenses necessary to manage and support the expansion of the Company's operations.

     Write-off of purchased research and development. The write-off is the result of the purchased research and development associated with the Company's acquisition of HRS described in note 4 of the financial statements. The one time charge of approximately $9.4 million represents 31.3% of total revenue for the six months ended June 30, 1998.

     Other Income (Expense) Net. Other income (expense) consists primarily of earnings from cash, cash equivalents and short-term investments, net of any interest expense. Other income (expense), net was ($168,000) for the six months ended June 30, 1997 and $1.2 million for the six months ended June 30, 1998. The significant dollar increase was due to increased interest income through investing the proceeds of the Initial Public Offering. Other expense for the six months ended June 30, 1997 was primarily due to $432,000 of interest expense attributable to a reduction in the exercise price of a warrant in connection with the June 1997 dividend to shareholders, offset in part by interest income.

     Benefit for Income Taxes. The benefit for income taxes was $230,000 and $1.3 million for the six months ended June 30, 1997 and 1998 respectively, representing 10.4% and 39.3% of income (loss) before taxes respectively. For the six months ended June 30, 1997, the difference between the expected tax provision based on Federal statutory rates and the effective tax rate resulted principally from tax benefits relating to a reduction of the valuation allowance against the Company's deferred tax asset based on management's analysis of current levels of earnings and anticipated operating results. The increase in the benefit for the six months ended June 30, 1998 is primarily due to the write-off of the purchased research and development from the acquisition of HRS, which will be deductible on future tax returns.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its operations through cash provided by operations. The Company had cash, cash equivalents and short-term investments of $43.5 million at June 30, 1998. The Company's short-term investments include securities of U.S. Government agencies, municipalities and corporations.

     For the six months ended June 30, 1998 and 1997, net cash provided by operating activities was $7.5 million and $6.4 million, respectively. The increase in cash provided by operating activities was primarily a result of the net effect of the one-time charge against earnings for purchased research and development from the acquisition of HRS.

     Net cash used in investing activities for the six months ended June 30, 1998 and 1997 was $11.8 million and $430,000, respectively. The increase in cash used in investing activities was related to the purchases of short-term investments with the proceeds from the Initial Public Offering and the acquisition of HRS. In the six months ended June 30, 1998 and 1997, cash was used for the purchase of property and equipment of $1.2 million and $430,000 respectively. Although the Company does not currently have any material identifiable commitments for capital expenditures, the Company expects to continue to invest in the acquisition of property and equipment in the ordinary course of its business. The Company does not have any material commitments related to its royalty obligations arising from licenses of certain products and technologies used in the Company's products.

     Net cash used in financing activities for the six months ended June 30, 1998 and 1997 was $1.5 million and $11.7 million, respectively. During the six months ended June 30, 1997, the principal use of cash was the payment of a dividends and the repurchase of treasury shares. During the six months ended June 30, 1998, the principal use of cash was the payment of notes payable assumed in the acquisition of HRS.

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

     The Company's products accept and store 4-digit date formats. The Company's Windows-based Abra Human Resources and Payroll Management products and the Best! Imperativ HRMS product are Year 2000 compatible. For the FAS Windows 95 and NT-based products and the Best! Imperativ Asset Accounting product the only significant date-related restriction of which the Company is currently aware, is that the "placed in service date" field will not allow new assets to be entered in years beyond the year 2019. By definition, this restriction will not negatively impact a user for approximately 20 years. The Company believes that this restriction will be corrected prior to it becoming a significant concern. Notwithstanding the above, there can be no assurances that the Company's current products, or third-party products used with or in the Company's products, do not contain undetected errors or defects associated with Year 2000 date functions that may materially and/or adversely affect the Company. The DOS versions and certain Windows 3.1 and 3.11-based products of FAS, and some DOS versions of the Abra product lines, are not Year 2000 compatible. The existing customers of the versions that are not Year 2000 compatible either have been informed or are in the process of being informed of the programs' limitations and that the Company will not support the product beyond 1999. The Company is conducting campaigns to convert these customers to its compatible programs.

     Some analysts have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of an increasing number of lawsuits against other software vendors. Although no lawsuits have been filed against the Company the effect to the Company is undeterminable at the present time because of the unique nature of such potential litigation.

     Additionally, the Company has performed an assessment of its principal internal management information systems software to determine if they are Year 2000 compliant. Management's assessment is that minimal modifications will be necessary to the Company's existing principal internal management information system software to achieve Year 2000 compliance. Management's assessment of the critical internal management information systems will be further inspected by a third party, to determine what, if any, modifications are required. The Company expects its principal internal management information systems to be fully Year 2000 compliant by 1999. The Company also faces risks and uncertainties to the extent that third party suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the Year 2000 requirements. Although the Company is currently analyzing the impact, if any, of the Year 2000 issue surrounding such third party interactions, failure of any critical technology components to operate properly in the Year 2000 and beyond may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

     All costs of all of the above measures are being funded out of current operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     On July 6, 1998 Spectrum Human Resource Systems Corporation (Spectrum) filed suit against Best Software, Inc., HR Management Software GmbH (HRMS), a wholly owned subsidiary of the Company, and the former owners of HRMS, in the United States District Court for the District of Colorado alleging, among other things, trademark infringement, trade secret misappropriation and interference with contract in connection with the Company's acquisition of HRMS. Spectrum claims that HRMS fraudulently induced it to enter into an agreement terminating the relationship between HRMS and Spectrum prior to Best Software Inc.'s acquisition of HRMS. Spectrum is currently seeking a preliminary injunction to prohibit the Company from using Spectrum's trademarks and confidential information and, in the underlying lawsuit, is seeking unspecified damages. The Company has denied Spectrum's allegations and is vigorously defending against them. Management believes these allegations are without merit and that the ultimate disposition of these matters will not have a material adverse effect on the Company's overall financial position or results of operations.

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

          (b) The shareholders approved the continuation of the 1997 Stock Incentive Plan.

          (c) The shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

     The votes for and against (withheld) each matter were as follows:

                   MATTER                      VOTES FOR   VOTES WITHHELD   VOTES ABSTAINED
                   ------                      ---------   --------------   ---------------
Election of Richard A. Lefebvre..............  9,787,549         6,600               0
Continuation of 1997 Stock Incentive Plan....  6,777,906     1,344,650           9,861
Appointment of Arthur Andersen LLP...........  9,784,774         6,175           3,200

ITEM 5.  OTHER INFORMATION

     In July 1998 the Board of Directors appointed Dr. W. Frank King as a new director for the Company. Dr. King is currently the President and Chief Executive Officer of PSW Technologies, Inc. (formerly a division of Pencom, Inc.), a provider of software related engineering, development, and support services. From 1988 to 1992, Dr. King served as Senior Vice President of Development for Lotus Development Corporation, and from 1969 to 1988, Dr. King was employed by IBM where his final position was as the Vice President of Development, Entry System Division. Dr. King also serves as a director of Natural Microsystems, Inc., Excaliber Technologies Corporation, Auspex Systems, Inc, Systemsoft Corporation and PSW Technologies.

     In July 1998 the Board of Directors approved a change to the Employee Stock Purchase Plan reducing the period of employment for eligibility from six months to three months. This change is effective October 1, 1998 for all regular employees who work 20 hours per week.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

27       --   Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
              only and not filed.

     (b) Reports on Form 8-K:

          None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BEST SOFTWARE, INC.

                                          By:    /s/ DAVID N. BOSSERMAN
                                            ------------------------------------
                                                     David N. Bosserman
                                                 Executive Vice President,
                                                Chief Financial Officer and
                                                          Treasurer

Date: August 14, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------
    3.1      --   Second Amended and Restated Articles of Incorporation of the
                  Company. (Incorporated by reference to Exhibit 3.1 of the
                  Company's Form 10-K) (Registration Statement #0-23117 --
                  "Form 10-K")
    3.2      --   Amended and Restated By-Laws of the Company.
                  (Incorporated by reference to Exhibit 3.2 of the Company's
                  Form 10-K)
    27       --   Financial Data Schedule*

---------------

* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.