Form 10-Q/A
period 1998-03-31
BEST SOFTWARE INC
filed 1998-09-22
CIK 1043431

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                  FORM 10-Q/A

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

4.  ACQUISITION


In March 1998, the Company acquired HR Management Software GmbH (HRS), a provider of human resource software in the European marketplace. The acquisition price was for approximately $10.4 million consisting of $6.4 million in cash, 240,000 shares of Common Stock, and out-of-pocket acquisition costs of approximately $400,000. The closing occurred on March 31, 1998; therefore the results of operations of HRS are included beginning April 1, 1998. The acquisition was accounted for as a purchase and the Company recorded a charge of approximately $9.4 million in the first quarter of 1998 to in-process research and development.



Prior to discussions with the Company, HRS had undertaken and made substantial progress of a completely new HR solution (code named "Generation X") for which the Version 1 release is scheduled for the latter half of 1999. The successful introduction of the initial version and subsequent planned products is critical in order to realize both revenue growth and profitability in the future. HRS has incurred losses in two of the three prior years and minimal profit in the third year. Its existing products are rapidly approaching obsolescence. As such, HRS is attempting to develop a truly global, state-of-the-art HR solution. In conjunction with the major Generation X development efforts, HRS management had identified a promising opportunity to cooperate with a U.S. or multinational enterprise solution firm (such as the Company). HRS management has performed extensive research on the current applications in today's market, and found most consisted of "patchwork" solutions that lacked complete globalization and localization functionality. While still in its early stages of development, HRS had made impressive achievements and innovations in the design, planning, architectural layout and early development of the Generation X offering. In its planning phase, HRS identified in detail the unique system and user needs, including the general architectural layout and methodologies, for the provision of a state-of-the-art, global HR solution. The progress and accomplishments achieved to date in HRS' research and development projects and the economic potential for these development stage products and technologies (if successfully completed) were the major consideration in the Company's purchase decision. Not withstanding HRS impressive progress to date, a significant amount of HR related research, code, integration, test, and optimization efforts were, and still are, necessary to successfully bring the new product line and technologies to market.



These projects are time consuming and difficult to complete. If the research and development projects are not completed as planned, they will neither satisfy the technical requirements of a changing market nor be cost effective. Further, if the research and development fails, the value associated with HRS' acquisition could not be realized. Because these projects have not yet reached technological feasibility and have no alternative future uses, there can be no guarantee as to the achievability of the projects or the ascribed values. Accordingly, these costs were expensed as of the acquisition date.



Based on HRS' development roadmap, which was confirmed by development specialists at the Company, the first release of Generation X products are expected to be completed and reach the market in the latter half of 1999. Beyond the initial release of Generation X products in 1999, HRS had also outlined its planned release of additional versions and modules of these discreet products as well as the use of the developmental stage of globalization and localization technologies outside of HRS' product suite. In order to meet its product release expectations, HRS management has developed a medium-term Generation X product development roadmap which extends into 2000 and includes at least two significant upgrades to the original Generation X offering. Expenditures to complete these projects are expected to total approximately $4.3 million, or $730 thousand for the remaining 9 months of 1998, $1.9 million in 1999, and $1.7 million in 2000. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Even if successfully completed, the projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. In addition to usage of HRS internal cash flows, the Company will likely provide a substantial amount of funding to complete the HRS research and development. If the HRS research and development is not successfully completed, the sales and profitability of the combined company may be adversely affected in future periods. The purchase price allocation represents the estimated fair market value based on risk-adjusted cash flows related to the incomplete products.



The remaining purchase price resulted in an excess of the purchase price over the fair value of the net assets of approximately $1.0 million. This amount is comprised of legacy technology and longer-lived goodwill intangibles such as the HRS work force and customer relationships. The realization of the value ascribed to the existing technology, customer relationships, and work force is highly correlated with the HRS research and development efforts. If the research and development efforts fail, the Company will have very little ability to exploit the non-R&D intangibles (e.g., aging technology and European HR system users). Furthermore, the Company believes that the current HRS product suite will be effectively obsolete and unsaleable in material quantities beyond the year 2000. While the customer relationships and assembled work force values are also inextricably linked to the research and development, a longer life of 5 to 7 years was applied to these assets based on historical attrition rates, general survival distributions and the Company's experience. The Company also acquired tangible assets of approximately $2.7 million consisting primarily of accounts receivable and fixed assets. The Company also assumed liabilities of $2.7 million.


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

                                     BEST SOFTWARE, INC.

Date: September 22, 1998                  By:  /s/  David N. Bosserman
                                          -------------------------------------
                                          David N. Bosserman
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer