Form 10-Q
period 1998-09-30
BEST SOFTWARE INC
filed 1998-11-17
CIK 1043431

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

                      FOR QUARTER ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER 0-23117

                              BEST SOFTWARE, INC.
             (Exact Name of Registrant as Specified in its Charter)

          VIRGINIA                         7372                        54-1222526
(State or other jurisdiction   (Primary Standard Industrial         (I.R.S. Employer
     of incorporation or        Classification Code Number)        Identification No.)
        organization)


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

                                                               NUMBER OF
                                                                 SHARES
                                                             OUTSTANDING ON
                      TITLE OF CLASS                        OCTOBER 31, 1998
                      --------------                        ----------------
Common Stock, no par value................................     11,640,121

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BEST SOFTWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
PART I  FINANCIAL INFORMATION
  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)
  Consolidated Balance Sheets as of September 30, 1998 and
     December 31, 1997......................................   3
  Consolidated Statements of Operations for the three and
     nine months ended September 30, 1998 and 1997..........   4
  Consolidated Statement of Comprehensive Income for the
     three and nine months ended September 30, 1998 and
     1997...................................................   4
  Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1998 and 1997......................   5
  Notes to Consolidated Financial Statements................   6
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS....................   10
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK............................................   17
PART II  OTHER INFORMATION
  ITEM 1.  LEGAL PROCEEDINGS................................   18
  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........   18
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................   18
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................   18
  ITEM 5.  OTHER INFORMATION................................   18
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................   18
  SIGNATURE.................................................   19
  EXHIBIT INDEX.............................................   20

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              BEST SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................     $26,142        $33,164
  Short-term investments....................................      20,598         12,268
  Accounts receivable, net of allowance ($1,179 and $991,
     respectively)..........................................       6,601          4,661
  Inventory.................................................         200            280
  Prepaid expenses and other current assets.................       2,794          1,419
  Deferred tax asset........................................       1,400            700
                                                                 -------        -------
          Total.............................................      57,735         52,492
                                                                 -------        -------
  Property and equipment, net...............................       3,667          2,182
  Deferred tax asset........................................       5,350          2,300
  Other assets..............................................       1,118             36
                                                                 -------        -------
          Total.............................................     $67,870        $57,010
                                                                 =======        =======
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................     $14,531        $10,375
  Notes payable -- current..................................         325            650
  Deferred maintenance and services revenue.................      17,856         14,918
                                                                 -------        -------
          Total.............................................      32,712         25,943
                                                                 -------        -------
  Note payable -- noncurrent................................         126             --
  Deferred maintenance and services revenue.................         788          1,313
  Other noncurrent liabilities..............................         248             --
                                                                 -------        -------
          Total liabilities.................................      33,874         27,256
                                                                 -------        -------
Shareholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
     authorized, none issued................................          --             --
  Common stock, no par value; 40,000,000 shares authorized;
     11,615,231 and 10,913,385 shares issued and
     outstanding, respectively..............................      33,683         33,604
  Additional paid-in capital................................       5,004          1,000
  Deferred compensation.....................................        (102)          (124)
  Foreign currency translation adjustments, net.............          72             --
  Accumulated deficit.......................................      (4,661)        (4,726)
                                                                 -------        -------
          Total shareholders' equity........................      33,996         29,754
                                                                 -------        -------
          Total.............................................     $67,870        $57,010
                                                                 =======        =======

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                 -------------------------   -------------------------
                                                    1998          1997          1998          1997
                                                 -----------   -----------   -----------   -----------
                                                 (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Revenue:
  License fees and royalty.....................    $ 9,035       $ 5,889       $24,177       $16,237
  Services.....................................      8,967         5,936        23,776        16,400
                                                   -------       -------       -------       -------
          Total................................     18,002        11,825        47,953        32,637
                                                   -------       -------       -------       -------
Cost of revenue:
  License fees and royalty.....................        422           556         1,317         1,730
  Services.....................................      3,051         1,492         7,997         4,527
                                                   -------       -------       -------       -------
          Total................................      3,473         2,048         9,314         6,257
                                                   -------       -------       -------       -------
Gross margin...................................     14,529         9,777        38,639        26,380
                                                   -------       -------       -------       -------
Operating expenses:
  Sales and marketing..........................      6,559         4,418        17,110        12,267
  Research and development.....................      2,898         2,077         7,719         5,463
  General and administrative...................      2,336         1,584         6,142         4,561
  Write-off of purchased research and
     development...............................         --            --         9,370            --
                                                   -------       -------       -------       -------
          Total................................     11,793         8,079        40,341        22,291
                                                   -------       -------       -------       -------
Operating income (loss)........................      2,736         1,698        (1,702)        4,089
Other income (expense), net....................        606            82         1,758           (86)
                                                   -------       -------       -------       -------
Income from operations before income taxes.....      3,342         1,780            56         4,003
Income tax (benefit) provision.................      1,280           685           (10)          455
                                                   -------       -------       -------       -------
Net income.....................................    $ 2,062       $ 1,095       $    66       $ 3,548
                                                   =======       =======       =======       =======
Basic net income per share.....................    $   .18       $   .15       $   .01       $   .50
                                                   =======       =======       =======       =======
Diluted net income per share...................    $   .17       $   .12       $   .01       $   .42
                                                   =======       =======       =======       =======
Basic weighted average shares outstanding......     11,610         7,437        11,389         7,058
                                                   =======       =======       =======       =======
Diluted weighted average shares outstanding....     12,284         8,844        12,122         8,487
                                                   =======       =======       =======       =======

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                          ------------------      ------------------
                                                           1998        1997       1998        1997
                                                          ------      ------      -----      -------
                                                             (UNAUDITED)             (UNAUDITED)
Net Income..........................................      $2,062      $1,095      $ 66       $3,548
  Other comprehensive income, net of tax:
     Foreign currency translation adjustments.......          62          --        72           --
     Unrealized holding gains.......................          --          --        --           --
                                                          ------      ------      ----       ------
Comprehensive income................................      $2,124      $1,095      $138       $3,548
                                                          ======      ======      ====       ======

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Net income..................................................   $     66      $  3,548
Adjustments to reconcile net income to net cash provided by
  operating
  activities:
  Depreciation and amortization.............................      1,226         1,018
  Compensation associated with stock options................         20          (131)
  Modification of warrants and amortization of debt
     discount...............................................         --           301
  Tax benefit from options exercised........................        426           538
  Write-off of purchased research and development...........      9,370            --
  Deferred taxes............................................     (3,750)       (1,098)
(Increase) decrease in assets:
  Accounts receivable (net).................................       (567)          386
  Inventory.................................................         91            74
  Prepaid expenses and other assets.........................       (964)         (461)
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses.....................      3,831         2,965
Deferred maintenance and services revenue...................      1,912         1,895
                                                               --------      --------
     Net cash provided by operating activities..............     11,661         9,035
                                                               --------      --------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (2,362)       (1,036)
  Purchases of short-term investments.......................    (38,727)           --
  Sales of short-term investments...........................     30,395            --
  Acquisition of HR Management Software GmbH................     (6,800)           --
                                                               --------      --------
     Net cash used in investing activities..................    (17,494)       (1,036)
                                                               --------      --------
Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants......        318           654
  Purchase and retirement of treasury stock.................       (355)       (1,089)
  Cash dividends paid to shareholders.......................         --       (11,121)
  Principal payments on notes payable or capital lease
     obligation.............................................     (1,157)         (712)
                                                               --------      --------
     Net cash used in financing activities..................     (1,194)      (12,268)
                                                               --------      --------
Effect of exchange rate changes.............................          5            --
                                                               --------      --------
Net decrease in cash and cash equivalents...................     (7,022)       (4,269)
Cash and cash equivalents, beginning of period..............     33,164        13,231
                                                               --------      --------
Cash and cash equivalents, end of period....................   $ 26,142      $  8,962
                                                               ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
     Income taxes...........................................   $  3,040      $    454
     Interest...............................................   $     44      $    509

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
     240,000 Shares issued to HR Management Software GmbH...   $  3,630      $     --

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF SEPTEMBER 30, 1998 (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the audited consolidated financial statements for the nine month transition period ended December 31, 1997 included in the Company's Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. Interim results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of operating results for the full fiscal year.

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

                              BEST SOFTWARE, INC.

     The Company implemented SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic net income per share and diluted net income per share can be reconciled as indicated below (in thousands, except per share data) (Unaudited):

                                        THREE MONTHS ENDED            THREE MONTHS ENDED
                                        SEPTEMBER 30, 1998            SEPTEMBER 30, 1997
                                    ---------------------------   ---------------------------
                                                      PER-SHARE                     PER-SHARE
                                    INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT
                                    ------   ------   ---------   ------   ------   ---------
Basic net income per share:
  Income available to common
     shareholders.................  $2,062   11,610     $0.18     $1,095   7,437      $0.15
Effect of dilutive securities
  Preferred stock.................               --                          625
  Options and warrants............              674                          782
                                    ------   ------               ------   -----
Diluted net income per share:
  Income available to common
     shareholders.................  $2,062   12,284     $0.17     $1,095   8,844      $0.12
                                    ======   ======               ======   =====

                                         NINE MONTHS ENDED             NINE MONTHS ENDED
                                        SEPTEMBER 30, 1998            SEPTEMBER 30, 1997
                                    ---------------------------   ---------------------------
                                                      PER-SHARE                     PER-SHARE
                                    INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT
                                    ------   ------   ---------   ------   ------   ---------
Basic net income per share:
  Income available to common
     shareholders.................  $   66   11,389     $0.01     $3,548   7,058      $0.50
Effect of dilutive securities
  Preferred stock.................               --                          625
  Options and warrants............              733                          804
                                    ------   ------               ------   -----
Diluted net income per share:
  Income available to common
     shareholders.................  $   66   12,122     $0.01     $3,548   8,487      $0.42
                                    ======   ======               ======   =====

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

4.  ACQUISITIONS

     In March 1998, the Company acquired HR Management Software GmbH (HRS), a provider of human resource software in the European marketplace. The acquisition price was approximately $10.4 million consisting of $6.4 million in cash, 240,000 shares of Common Stock, and out-of-pocket acquisition costs of

                              BEST SOFTWARE, INC.

approximately $400,000. The closing occurred on March 31, 1998; therefore the results of operations of HRS are included beginning April 1, 1998. The acquisition was accounted for as a purchase and the Company recorded a charge of approximately $9.4 million in the first quarter of 1998 to in-process research and development.

     Prior to discussions with the Company, HRS had undertaken and made substantial progress on a completely new HR solution (code named "Generation X") for which the Version 1 release is scheduled for the latter half of 1999. The successful introduction of the initial version and subsequent planned products is critical in order to realize both revenue growth and profitability in the future. HRS has incurred losses in two of the three prior years and minimal profit in the third year. Its existing products are rapidly approaching obsolescence. As such, HRS is attempting to develop a truly global, state-of-the-art HR solution. In conjunction with the major Generation X development efforts, HRS management had identified a promising opportunity to cooperate with a U.S. or multinational enterprise solution firm (such as the Company). HRS management has performed extensive research on the current applications in today's market, and found most consisted of "patchwork" solutions that lacked complete globalization and localization functionality. While still in its early stages of development, HRS had made impressive achievements and innovations in the design, planning, architectural layout and early development of the Generation X offering. In its planning phase, HRS identified in detail the unique system and user needs, including the general architectural layout and methodologies, for the provision of a state-of-the-art, global HR solution. The progress and accomplishments achieved to date in HRS' research and development projects and the economic potential for these development stage products and technologies (if successfully completed) were the major consideration in the Company's purchase decision. Not withstanding HRS impressive progress to date, a significant amount of HR related research, code, integration, test, and optimization efforts were, and still are, necessary to successfully bring the new product line and technologies to market.

     These projects are time consuming and difficult to complete. If the research and development projects are not completed as planned, they will neither satisfy the technical requirements of a changing market nor be cost effective. Further, if the research and development fails, the value associated with the HRS acquisition could not be realized. Because these projects have not yet reached technological feasibility and have no alternative future uses, there can be no guarantee as to the achievability of the projects or the ascribed values. Accordingly, these costs were expensed as of the acquisition date.

     Based on HRS' development roadmap, which was confirmed by development specialists at the Company, the first release of Generation X products are expected to be completed and reach the market in the latter half of 1999. Beyond the initial release of Generation X products in 1999, HRS had also outlined its planned release of additional versions and modules of these discreet products as well as the use of the developmental stage of globalization and localization technologies outside of HRS' product suite. In order to meet its product release expectations, HRS management has developed a medium-term Generation X product development roadmap which extends into 2000 and includes at least two significant upgrades to the original Generation X offering. Expenditures to complete these projects are expected to total approximately $4.3 million, or $730,000 for the remaining 9 months of 1998, $1.88 million in 1999, and $1.73 million in 2000. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Even if successfully completed, the projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. In addition to usage of HRS internal cash flows, the Company will likely provide a substantial amount of funding to complete the HRS research and development. If the HRS research and development is not successfully completed, the sales and profitability of the combined company may be adversely affected in future periods. The purchase price allocation represents the estimated fair market value based on risk-adjusted cash flows related to the incomplete products.

                              BEST SOFTWARE, INC.

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

     The following consolidated proforma information assumes the HRS acquisition occurred on January 1, 1997 (In thousands, except per share data):

                                                               FOR THE NINE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                 1998            1997
                                                             -------------   -------------
                                                                      (UNAUDITED)
Revenue....................................................     $49,405         $36,413
Income (loss) from operations before income taxes..........          72          (5,268)
Net income (loss)..........................................          82          (2,203)
Earnings (loss) per share..................................     $   .01         $  (.22)

     In October 1998, the Company closed on the acquisition of certain technological assets of HR Soft, Inc., a provider of human resource software. The acquisition price was for approximately $1.9 million cash including out-of-pocket acquisition costs of approximately $300,000. The acquisition was accounted for as a purchase. The Company is in the process of finalizing the allocation of the purchase price and expects that a portion of the purchase price will be allocated and charged as in-process research and development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risk and uncertainties. For this purpose, the following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Form 10-K, the Consolidated Financial Statements and Notes thereto. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Important factors known to Best Software, Inc. that could cause such material differences are discussed under the caption "Certain Factors That May Affect Future Results" in Item 7 of the Company's annual report on Form 10-K, which is incorporated herein by reference. These and other important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    OVERVIEW

     The Company is a leader in corporate resource management software and services, helping organizations to better manage their people, assets and budgeting processes. The Company's feature-rich, cost-effective solutions are easy to implement and enhance productivity by automating management, compliance and reporting functions in areas of specialized expertise that entail complex and frequently changing laws and regulations. The Company's solutions have been designed to complement core accounting systems and are scaleable from stand-alone desktop applications running on personal computers to multi-user work group and client/server programs designed for use on personal computer local area networks. As of September 30, 1998, the Company had over 45,000 licensed customer locations.

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

     During the quarter ended June 30, 1998, the Company introduced a customization tool for the comprehensive human resource software package. The Abra Suite Custom Studio allows users to easily and cost-effectively customize their requirements through two new tools, Abra Toolkit for end users and Developer's Toolkit for Business Partners. Abra Toolkit allows users to create custom screens with more features and flexibility, as well as modify the menus with more efficient actions, processes, reports and rules for their organizations.

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

                               OPERATING RESULTS

     The following table sets forth for the periods indicated certain consolidated statement of operations data expressed as a percentage of total revenue:

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                         -------------------------   -------------------------
                                            1998          1997          1998          1997
                                         -----------   -----------   -----------   -----------
                                         (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Revenue:
  License fees and royalty.............      50.2%         49.8%         50.4%         49.8%
  Services.............................      49.8          50.2          49.6          50.2
                                            -----         -----         -----         -----
          Total........................     100.0         100.0         100.0         100.0
                                            -----         -----         -----         -----
Cost of revenue:
  License fees and royalty.............       2.4           4.7           2.7           5.3
  Services.............................      16.9          12.6          16.7          13.9
                                            -----         -----         -----         -----
          Total........................      19.3          17.3          19.4          19.2
                                            -----         -----         -----         -----
Gross margin...........................      80.7          82.7          80.6          80.8
                                            -----         -----         -----         -----
Operating expenses:
  Sales and marketing..................      36.4          37.4          35.7          37.6
  Research and development.............      16.1          17.5          16.1          16.7
  General and administrative...........      13.0          13.4          12.8          14.0
  Write-off of purchased research and
     development.......................       0.0           0.0          19.5           0.0
                                            -----         -----         -----         -----
          Total........................      65.5          68.3          84.1          68.3
                                            -----         -----         -----         -----
  Operating income (loss)..............      15.2          14.4          (3.5)         12.5
  Other income (expense) net...........       3.4            .7           3.6          (0.2)
                                            -----         -----         -----         -----
  Income from operations before income
     taxes.............................      18.6          15.1           0.1          12.3
  Income tax (benefit) provision.......       7.1           5.8          (0.0)          1.4
                                            -----         -----         -----         -----
Net income.............................      11.5%          9.3%          0.1%         10.9%
                                            =====         =====         =====         =====

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     License Fees and Royalty Revenue. License fees and royalty revenue consists of fees from software licenses and royalties. License fees and royalty revenue increased from $5.9 million for the three months ended September 30, 1997 to $9.0 million for the three months ended September 30, 1998, representing an increase of 53.4%. As a percentage of total revenue, license fees and royalty revenue was 49.8% for the three months ended September 30, 1997 and 50.2% for the three months ended September 30, 1998, respectively. The dollar increase in license fees and royalty revenue was due to increases in both the FAS and Abra product lines primarily from increased sales of higher priced Windows-based and multi-user products. The acquisition of HRS on March 31, 1998 also contributed to the increased license fee and royalty revenue in the three months ended September 30, 1998 compared to the three months ended September 30, 1997. Royalties from the MYOB License increased from $413,250 during the three months ended September 30, 1997 to $591,000 for the three months ended September 30, 1998. The royalty is based on the total revenue of the licensee attributable to this product line, with the royalty rate escalating over the four-year license period. The Company does not anticipate generating any additional revenue from this product line upon termination of the license agreement in June 2000.

     Services Revenue. Services revenue includes revenue from maintenance and support agreements and training and consulting services. Services revenue increased from $5.9 million for the three months ended September 30, 1997 to $9.0 million for the three months ended September 30, 1998, representing an increase of 51.1%. As a percentage of total revenue, services revenue decreased from 50.2% for the three months ended September 30, 1997 to 49.8% for the three months ended September 30, 1998. The dollar increase in services revenue was primarily due to an increase in the number of maintenance and support agreements, which resulted from a larger installed base of customers, and a higher average contract value resulting from increased sales of higher priced license products. To a lesser extent, the increase in services revenue was due to the Company's increased focus on offering training and other consulting services, which include installation, set-up and data conversion activities. The acquisition of HRS also contributed to the increased services revenue in the three months ended September 30, 1998 compared to the corresponding period of 1997.

     Cost of License Fees and Royalty Revenue. Cost of license fees and royalty revenue consists primarily of the costs of media, product manuals, shipping and fulfillment, and royalties paid to third parties. Cost of license fees and royalty revenue decreased from $556,000 for the three months ended September 30, 1997 to $422,000 for the three months ended September 30, 1998, representing a decrease of 24.1%. As a percentage of total revenue, cost of license fees and royalty revenue decreased from 4.7% to 2.4% for the three-month periods ended September 30, 1997 and 1998, respectively. As a percentage of license fees and royalty revenue, cost of license fees and royalty revenue decreased from 9.4% to 4.7% for the three months ended September 30, 1997 and 1998, respectively. The decrease was primarily due to increased sales of higher margin Windows-based and multi-user products and cost improvements on the license media and fulfillment operations. To a lesser extent, the decrease was due to royalty revenue received under the MYOB License, for which the associated costs are nominal.

     Cost of Services Revenue. Cost of services revenue consists primarily of personnel costs, telephone charges and other costs related to providing telephone support, training and consulting services. Cost of services revenue increased from $1.5 million for the three months ended September 30, 1997 to $3.1 million for the three month period ended September 30, 1998, representing a 104.5% increase. As a percentage of total revenue, cost of services revenue increased from 12.6% to 16.9% for the three-month periods ended September 30, 1997 and 1998, respectively. As a percentage of services revenue, cost of services revenue increased from 25.1% to 34.0% for the three months ended September 30, 1997 and 1998, respectively. The increase was primarily due to ramping up of personnel in professional services.

     Sales and Marketing. Sales and marketing expenses consist primarily of direct mail programs, advertising, and other marketing programs, personnel costs, commissions, travel and operating costs. Sales and marketing expenses increased from $4.4 million for the three months ended September 30, 1997, to $6.6 million for the three months ended September 30, 1998, representing an increase of 48.5%. As a percentage of total revenue, sales and marketing expenses decreased from 37.4% to 36.4% for the three-month periods ended September 30, 1997 and 1998, respectively. The dollar increase was primarily due to marketing activities related to new product releases, increased website activities, and general product awareness.

     Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to outside consultants. Research and development expenses increased from $2.1 million for the three months ended September 30, 1997 to $2.9 million for the three months ended September 30, 1998, representing an increase of 39.5%. As a percentage of total revenue, research and development expenses decreased from 17.5% to 16.1% for the three-month periods ended September 30, 1997 and 1998, respectively. The dollar increase in research and development expenses was primarily the result of increased expenses relating to the development of the Best! Imperativ products.

     General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations. General and administrative expenses increased from $1.6 million for the three months ended September 30, 1997 to $2.3 million for the three months ended September 30, 1998, representing an increase of 47.5%. As a percentage of total revenue, general and administrative expenses decreased from 13.4% to 13.0% for the three-month periods ended September 30, 1997 and 1998, respectively. The dollar increase in general and administrative expenses was the result of increased staffing and related expenses necessary to manage and support the expansion of the Company's operations.

     Other Income (Expense) Net. Other income (expense) consists primarily of earnings from cash, cash equivalents and short-term investments, net of any interest expense. Other income (expense), net was $82,000 for the three months ended September 30, 1997 and $606,000 for the three months ended September 30, 1998. The significant dollar increase was due to increased interest income through investing the proceeds of the Initial Public Offering.

     Provision for Income Taxes. The provision for income taxes was $685,000 and $1.3 million for the three months ended September 30, 1997 and 1998 respectively, representing 38.4% and 38.5% of income before taxes respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     License Fees and Royalty Revenue. License fees and royalty revenue consists of fees from software licenses and royalties. License fees and royalty revenue increased from $16.2 million for the nine months ended September 30, 1997 to $24.2 million for the nine months ended September 30, 1998, representing an increase of 48.9%. As a percentage of total revenue, license fees and royalty revenue was 49.8% for the nine months ended September 30, 1997 and 50.4% for the nine months ended September 30, 1998, respectively. The dollar increase in license fees and royalty revenue was due to an increase in license fee revenue from FAS and Abra products, which resulted primarily from increased sales of higher priced Windows-based and multi-user products. The six months of revenue included since the acquisition of HRS also contributed to the increased license fee and royalty revenue in the nine months ended September 30, 1998 compared to the corresponding period of 1997. Royalties from the MYOB License increased from $885,750 during the nine months ended September 30, 1997 to $1,417,500 for the nine months ended September 30, 1998. The royalty is based on the total revenue of the licensee attributable to this product line, with the royalty rate escalating over the four-year license period. The Company does not anticipate generating any additional revenue from this product line upon termination of the license agreement in June 2000.

     Services Revenue. Services revenue includes revenue from maintenance and support agreements and training and consulting services. Services revenue increased from $16.4 million for the nine months ended September 30, 1997 to $23.8 million for the nine months ended September 30, 1998, representing an increase of 45.0%. As a percentage of total revenue, services revenue decreased from 50.2% for the nine months ended September 30, 1997 to 49.6% for the nine months ended September 30, 1998. The dollar increase in services revenue was primarily due to an increase in the number of maintenance and support agreements, which resulted from a larger installed base of customers, and a higher average contract value resulting from increased sales of higher priced license products. To a lesser extent, the increase in services revenue was due to the Company's increased focus on offering training and other consulting services, which include installation, set-up and data conversion activities. The six months of revenue included since the acquisition of HRS also contributed to the increased services revenue in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

     Cost of License Fees and Royalty Revenue. Cost of license fees and royalty revenue consists primarily of the costs of media, product manuals, shipping and fulfillment, and royalties paid to third parties. Cost of license fees and royalty revenue decreased from $1.7 million for the nine months ended September 30, 1997 to $1.3 million for the nine months ended September 30, 1998, representing a decrease of 23.9%. As a percentage of total revenue, cost of license fees and royalty revenue decreased from 5.3% to 2.7% for the nine-month periods ended September 30, 1997 and 1998, respectively. As a percentage of license fees and royalty revenue, cost of license fees and royalty revenue decreased from 10.7% to 5.4% for the nine months ended September 30, 1997 and 1998, respectively. The decrease was primarily due to increased sales of higher margin Windows-based and multi-user products and cost improvements on the license media and fulfillment operations. To a lesser extent, the decrease was due to royalty revenue received under the MYOB License, for which the associated costs are nominal.

     Cost of Services Revenue. Cost of services revenue consists primarily of personnel costs, telephone charges and other costs related to providing telephone support, training and consulting services. Cost of services revenue increased from $4.5 million for the nine months ended September 30, 1997 to $8.0 million for the nine month period ended September 30, 1998, representing a 76.7% increase. As a percentage of total revenue, cost of services revenue increased from 13.9% to 16.7% for the nine-month periods ended September 30, 1997 and 1998, respectively. As a percentage of service revenue, cost of services revenue increased from 27.6% to 33.6% for the nine months ended September 30, 1997 and 1998, respectively. The increase was primarily due to ramping up of personnel in professional services.

     Sales and Marketing. Sales and marketing expenses consist primarily of direct mail programs, advertising, and other marketing programs, personnel costs, commissions, travel and operating costs. Sales and marketing expenses increased from $12.3 million for the nine months ended September 30, 1997, to $17.1 million for the nine months ended September 30, 1998, representing an increase of 39.5%. As a percentage of total revenue, sales and marketing expenses decreased from 37.6% to 35.7% for the nine-month periods ended September 30, 1997 and 1998, respectively. The dollar increase was primarily due to new product releases, increased website activities and general product awareness.

     Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to outside consultants. Research and development expenses increased from $5.5 million for the nine months ended September 30, 1997 to $7.7 million for the nine months ended September 30, 1998, representing an increase of 41.3%. As a percentage of total revenue, research and development expenses decreased from 16.7% to 16.1% for the nine-month periods ended September 30, 1997 and 1998, respectively. The dollar increase in research and development expenses was primarily the result of increased expenses relating to the development of a new budgeting product and the Best! Imperativ products.

     General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations. General and administrative expenses increased from $4.6 million for the nine months ended September 30, 1997 to $6.1 million for the nine months ended September 30, 1998, representing an increase of 34.7%. As a percentage of total revenue, general and administrative expenses decreased from 14.0% to 12.8% for the nine-month periods ended September 30, 1997 and 1998, respectively. The dollar increase in general and administrative expenses was the result of increased staffing and related expenses necessary to manage and support the expansion of the Company's operations.

     Write-off of purchased research and development. The write-off is the result of the purchased research and development associated with the Company's acquisition of HRS described in note 4 of the financial statements. The one time charge of approximately $9.4 million represents 19.5% of total revenue for the nine months ended September 30, 1998.

     Other Income (Expense) Net. Other income (expense) consists primarily of earnings from cash, cash equivalents and short-term investments, net of any interest expense. Other income (expense), net was ($86,000) for the nine months ended September 30, 1997 and $1.8 million for the nine months ended September 30, 1998. The significant dollar increase was due to increased interest income earned through investing the proceeds of the Initial Public Offering. Other expense for the nine months ended September 30,

1997 was to some extent due to $432,000 of interest expense attributable to a reduction in the exercise price of a warrant in connection with the June 1997 dividend to shareholders, offset by interest income.

     (Benefit) Provision for Income Taxes. The provision for income taxes was $455,000 for the nine months ended September 30, 1997 and $10,000 benefit was recorded for the same period in 1998, representing 11.4% and 17.9% of income before taxes respectively.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its operations through cash provided by operations. The Company had cash, cash equivalents and short-term investments of $46.7 million as of September 30, 1998. The Company's short-term investments include securities of U.S. Government agencies, municipalities and corporations.

     For the nine months ended September 30, 1998 and 1997, net cash provided by operating activities was $11.7 million and $9.0 million, respectively. The increase in cash provided by operating activities was primarily a result of the net effect of the one-time charge against earnings for purchased research and development from the acquisition of HRS.

     Net cash used in investing activities for the nine months ended September 30, 1998 and 1997 was $17.5 million and $1.0 million, respectively. The increase in cash used in investing activities was related to the purchases of short-term investments with the proceeds from the Initial Public Offering and the acquisition of HRS. In the nine months ended September 30, 1998 and 1997, cash was used for the purchase of property and equipment of $2.4 million and $1.0 million respectively. Although the Company does not currently have any material identifiable commitments for capital expenditures, the Company expects to continue to invest in the acquisition of property and equipment in the ordinary course of its business. The Company does not have any material commitments related to its royalty obligations arising from licenses of certain products and technologies used in the Company's products.

     Net cash used in financing activities for the nine months ended September 30, 1998 and 1997 was $1.2 million and $12.3 million, respectively. During the nine months ended September 30, 1997, the principal use of cash was the payment of dividends and the repurchase of treasury shares. During the nine months ended September 30, 1998, the principal use of cash was the payment of notes payable assumed in the acquisition of HRS.

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

     The Company has completed certain internal testing of the file server versions of its human resources and payroll products, as well as the client server human resource product and confirmed that they are year 2000 compatible. ITAA certification (meaning that the Company has been found to meet the information technology industry's best software development practices for addressing the Year 2000 issue) has been obtained for the Abra Suite and Best! Imperativ HRMS products. The Company has further determined that the Abra Tax File product is not Year 2000 compatible, but it is currently anticipated that the effort and cost to resolve this issue will be minimal and that a release, now planned for the third quarter of 1999, will resolve the problem. The DOS versions of the Abra product lines are not Year 2000 compatible. Existing customers of these DOS versions have been informed or are in the process of being informed that the Company will not support the DOS products beyond 1999. The Company is conducting campaigns to convert these customers to its Year 2000 compatible programs.

     For the FAS Windows 95 and NT-based products and the Best! Imperativ Asset Accounting product, the only significant date-related restriction of which the Company is currently aware is that the "placed in service date" field will not allow new assets to be entered in years beyond the year 2019. By definition, this restriction will not negatively impact a user of the existing FAS products for approximately 20 years. The Company's next generation of FAS Windows products, scheduled for release within the next two to three years, will not contain this date related restriction. The Company is in the final stages of internal testing of all its Windows based FAS products and it is anticipated that all such testing will be completed in the fourth quarter of 1998. The DOS versions and certain Windows 3.1 and 3.11-based products of FAS are not Year 2000 compatible. Existing customers of these versions have been informed or are in the process of being informed that the Company will not support these products beyond 1999. The Company is conducting campaigns to convert these customers to its Year 2000 compatible programs.

     Notwithstanding the above, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may materially and/or adversely affect the Company.

     The Company has not specifically tested third-party software that is incorporated into its products, but the Company has sought and is seeking assurances from its third-party licensors that the licensed software will not have date-related Year 2000 issues. Despite this, unknown errors in the Company's third-party licensed software may materially and/or adversely affect the Company.

     Some analysts have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of an increasing number of lawsuits against other software vendors. Although no lawsuits have been filed against the Company, the outcome of any such lawsuits and the impact on the Company cannot be determined at the present time because of the unique nature of such potential litigation. Furthermore, because it is in the business of selling software products, the Company's risk of being subjected to lawsuits relating to Year 2000 issues with its software products is likely to be greater than that of companies in other non-software related industries. Because computer systems may involve different hardware, firmware and software components from different manufacturers, it may be difficult to determine which component in a computer system may cause a Year 2000 issue. As a result, the Company may be subjected to Year 2000-related lawsuits independent of whether its products and services are Year 2000 ready. The outcome of any such lawsuits and the impact on the Company cannot be determined at this time.

     Additionally, the Company has performed an assessment of its principal internal management information software and systems including IT systems (computer hardware and software) and Non-IT systems (equipment, phone systems, etc.) to determine if they are Year 2000 compliant. Management's assessment is that minimal modifications will be necessary to the Company's existing principal internal management information system software to achieve Year 2000 compliance. Management's assessment of the critical internal management information systems applications will be further inspected by a third party, to determine what, if any, modifications are required. This inspection is scheduled to be completed by the end of the first quarter of 1999. The Company believes that if any modifications are necessary, the cost will not be material. The Company expects its principal internal management information systems to be fully Year 2000 compliant by the end of 1999, and is in the process of creating contingency plans for its critical processes that rely on the principal internal management information software and systems.

     The Company also faces risks and uncertainties to the extent that third party suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the Year 2000 requirements. Although the Company is currently analyzing the impact, if any, of the Year 2000 issue surrounding such third party interactions, failure of any critical technology components to operate properly in the Year 2000 and beyond may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. The Company expects to complete this analysis by the end of the first quarter of 1999. A contingency plan will be prepared if it is determined that the compliance objectives will not be met.

     All costs of all of the above measures are being funded out of current operations, but have not been separately accounted for in the past. Cost of the above measures includes systems software and hardware, outside contractors, technical support from various internal groups and administrative costs to manage. The Company's total cost relating to these activities has not been and is not expected to be material to the overall financial position, results of operations or cash flows of the Company. However, there can be no assurance that there will not be a delay in or increased costs associated with the above measures, or that the Company's suppliers will adequately prepare for the Year 2000 issue. It is possible that any such delays, increased costs, or supplier failures could have a material adverse impact on the Company's operations and financial results.

                                EURO CONVERSION

     Effective January 1, 1999, eleven of the fifteen member countries of the European Unions (the "participating countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the new currency of the European Union, the euro. Following introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "nocompulsion, no prohibition" basis. However, conversion rates no longer will be computed directly from one legacy currency to another. Rather, a "triangulation" process must be applied with any amount denominated in a legacy currency. The Company has adjusted its products that are sold in Europe to comply with the new currency. Additionally, the internal information management and accounting systems used in our European operations are in the process of being modified.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     On July 6, 1998 Spectrum Human Resource Systems Corporation (Spectrum) filed suit against Best Software, Inc., HR Management Software GmbH (HRS), a wholly owned subsidiary of the Company, and the former owners of HRS, in the United States District Court for the District of Colorado alleging, among other things, trademark infringement, trade secret misappropriation and interference with contract in connection with the Company's acquisition of HRS. The lawsuit was settled in October, 1998 and the matter was dismissed on stipulation of the parties.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     In October 1998, the Company closed on the acquisition of HR Soft, Inc., a provider of human resource software. The acquisition is discussed in Note 4 of the Notes to Consolidated Financial Statements in this report.

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

                                          BEST SOFTWARE, INC.

                                          By:    /s/ DAVID N. BOSSERMAN
                                            ------------------------------------
                                                     David N. Bosserman
                                                 Executive Vice President,
                                                Chief Financial Officer and
                                                          Treasurer

Date: November 16, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------
    3.1       -- Second Amended and Restated Articles of Incorporation of
                 the Company. (Incorporated by reference to Exhibit 3.1 of
                 the Company's Form 10-K) (Registration Statement #0-23117
                 "Form 10-K")
    3.2       -- Amended and Restated By-Laws of the Company.
                 (Incorporated by reference to Exhibit 3.2 of the
                 Company's Form 10-K)
   27         -- Financial Data Schedule*

---------------
* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.