Form 10-K
period 1998-12-31
BEST SOFTWARE INC
filed 1999-03-24
CIK 1043431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ ]

     As of February 24, 1999, there were 11,705,886 shares of the Registrant's Common Stock, no par value, outstanding, which is the only outstanding class of common or voting stock of the Registrant. As of that date, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock as quoted by the Nasdaq National Market on such date), was approximately $204,121,387.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 1998, are incorporated by reference into Part III of this report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PERIOD ENDING DECEMBER 31, 1998 FORM 10-K
                              BEST SOFTWARE, INC.

                                     INDEX

  ITEM                                                                        PAGE
  ----                                                                        ----
PART I
ITEM 1:         Business....................................................    1
ITEM 2:         Properties..................................................    9
ITEM 3:         Legal Proceedings...........................................    9
ITEM 4:         Submission of Matters to a Vote of Security Holders.........   10
PART II
ITEM 5:         Market for Registrant's Common Equity and Related
                  Stockholder Matters.......................................   10
ITEM 6:         Selected Consolidated Financial Data........................   12
ITEM 7:         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................   13
ITEM 7a:        Quantitative and Qualitative Disclosures About Market
                  Risk......................................................   31
ITEM 8:         Financial Statements and Supplementary Data.................   32
ITEM 9:         Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure..................................   32
PART III
ITEM 10:        Directors and Executive Officers of the Registrant..........   33
ITEM 11:        Executive Compensation......................................   34
ITEM 12:        Security Ownership of Certain Beneficial Owners and
                  Management................................................   35
ITEM 13:        Certain Relationships and Related Transactions..............   35
PART IV
ITEM 14:        Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.......................................................   35
Signatures..................................................................   38

     Best Software, FAS, FAS Encore, FAS Report Writer, FAS Property Tax, Best! AM, Best! HR, Best! InfoPlan, Abra Applicant, Abra Resume Scan, Abra OrgChart, Abra Custom Studio, Abra Taxfile, Abra Recruiting Solution, Abra Toolkit, Abra Link, Abra Paylink, Abra Multi-Suite Consolidation, Best Internet Recruiter, Best! Imperativ HRMS, Best! Imperativ Asset Accounting and Best! Imperativ are trademarks, SupportPlus and Abra SupportPlus are service marks, BEST! (the Best logo), FASTrack, Abra Suite, Abra Software, Abra Attendance, Abra HR, Abra Payroll and Abra Train are registered trademarks, and FAS SupportPlus is a registered service mark of the Company. All other trademarks and registered trademarks used in this Form 10-K are the property of their respective owners. See "Intellectual Property Rights and Licenses" for more details.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Best Software, Inc. is a leading supplier of corporate resource management software solutions, helping organizations to better manage their people, assets and budgeting processes. The Company's feature-rich, cost-effective solutions enhance productivity by automating management, compliance and reporting functions in areas of specialized expertise that entail complex and frequently changing laws and regulations. The Company's solutions have been designed to complement core accounting systems and are scaleable from stand-alone desktop applications running on personal computers to multi-user work group and client/server programs designed for use on personal computer local area networks. As of December 31, 1998, the Company had over 47,000 licensed customer locations, representing approximately 133,000 licensed seats. In addition to revenue from product licenses, training and implementation services, the Company derives significant recurring revenue from maintenance and support agreements. The Company reaches its large customer base and target market through a multi-channel sales and marketing strategy that includes its network of value-added resellers, accounting firms and consultants ("Business Partners"), a direct-response telesales operation, strategic marketing alliances and a direct national account sales organization.

     On October 3, 1997, the Company sold 2,750,000 shares of Common Stock at an offering price of $13.00 per share (the "Initial Public Offering"). This transaction generated approximately $32 million of net proceeds to the Company. The Company's Common Stock trades on the Nasdaq National Market under the symbol: BEST. In December 1997, the Company's Board of Directors announced a change in the fiscal year end from March 31 to December 31. Consequently, the Company's 1997 fiscal period was a nine-month transition period ended December 31, 1997. The 1998 fiscal period was a twelve-month period ended December 31, 1998.

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

     In October 1998, the Company closed on the acquisition of certain technological assets of HRSoft, Inc., a provider of human resource software. The acquisition price was approximately $1.8 million cash including out-of-pocket acquisition costs of approximately $200,000.

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

                                    BUSINESS

  PRODUCTS AND SERVICES

     The Company licenses software to organizations to help manage their corporate resources -- people, assets, and budgeting processes. The Company also provides professional services relating to implementation, system setup, data conversion, training and technical support.

  ACCOUNTING PRODUCTS GROUP

     The Company's Accounting Products Group ("APG") include fixed asset management products, corporate budgeting process solutions and other accounting products.

     In the fiscal year ending December 31, 1998, the Company derived approximately 53% of its total revenue from the APG, including software licenses, royalties and related maintenance and support agreements and training services, for both the current Windows products and the previous generation of DOS products. As of December 31, 1998, the Company had over 32,000 licensed customer locations, and over 25,000 active maintenance and support agreements.

     The Company's asset management products automate and streamline the complex and tedious processes necessary to accurately and reliably track and account for fixed assets, including sophisticated depreciation calculations; maintaining detailed historical data on, as well as tracking the location of, assets across the enterprise; maintaining accurate audit trails; and preparing management and tax reports and forms on demand. Historically the Company's fixed asset management products and services were distributed under the "FAS" label. In 1998 the Company released a client/server fixed asset management solution called Best! Imperativ Asset Accounting (BIAA). The asset management products are highly versatile and are designed to meet the customer's specific asset management needs. These products can be integrated with many core accounting systems and are offered separately or in integrated suites. The Company supports these products through the SupportPlus membership program, which provides customers with software updates and unlimited telephone support by the Company's technical support staff.

     In April 1998, the Company released the newest asset management system, BIAA, a client/server solution that delivers control over fixed assets with accurate, timely reporting at a lower total cost of ownership. The product utilizes the Microsoft BackOffice platform and allows integration into a variety of financial accounting packages. BIAA provides scalability and compliance with changing Internal Revenue Service (IRS) and Generally Accepted Accounting Principles (GAAP) rules.

     The FAS and BIAA products extend the functionality of core accounting systems by enabling managers to monitor, in real-time, the acquisition, transfer, depreciation and retirement of fixed assets, calculate depreciation for book and tax purposes, and track assets for maintenance and insurance purposes. FAS for Windows maintains a database of extensive information on each asset and prepares comprehensive management reports and tax reports and forms. FAS for Windows is designed to calculate asset depreciation using a variety of standard depreciation methods which can be defined for up to seven books and may easily be customized for additional methodologies. FAS Encore and BIAA are designed for businesses that require more rigorous asset management. FAS Encore and BIAA extend the functionality of FAS for Windows with additional features such as automatic transfers and partial disposals of assets, batch reporting of asset status and activity, replacement value calculations, password security, and a built-in Crystal Reports-based report writer for creating customized reports.

     The FASTrack asset tracking solution is a comprehensive asset tracking solution that utilizes third-party bar code scanning and imaging technologies that enable the Company's customers to maintain complete and accurate physical inventories of assets across the enterprise and to track the location of mobile assets, conduct and reconcile physical inventories and automatically update all asset records quickly and easily in order to prevent loss of assets and the inefficiencies associated with inaccurate depreciation calculations based on obsolete inventories. FASTrack can be used on a stand-alone basis or can be seamlessly integrated with both FAS for Windows and FAS Encore.

     FAS Property Tax, released in February 1998, is a comprehensive property tax software program that automates and simplifies the personal property tax filing and compliance process. The program utilizes FAS and BIAA asset data and, based on each jurisdiction's requirements, completes various jurisdiction-specific property tax forms. Best FAS Property Tax allows customers to review and adjust valuations, calculate and compare estimated values with actual assessed values, process tax bills and bill taxes back to various departments or external customers.

     The Company's current FAS products and BIAA are 32-bit Windows programs written in C++ that are compatible with Windows 95, Windows 98 and Windows NT environments. These products operate with a standard SQL databases (Sybase SQL Anywhere, Microsoft SQL Server or Microsoft Access). The Company also offers 16-bit Windows programs that are compatible with Windows 3.x operating environment. FASTrack supports multiple bar code readers, including those from Intermec Corporation and ScanSource Inc., along with a wide range of bar code labels.

     The Company is currently developing a software product designed to automate the corporate budgeting process. This product will be designed to function as a stand-alone system or to integrate with core accounting systems.

  HUMAN RESOURCES PRODUCTS GROUP

     In the year ended December 31, 1998, the Company derived approximately 38% of its total revenue from its human resource and payroll product line, including software licenses, royalties, maintenance and support agreements, and training and consulting services, for both Windows and DOS customers. As of December 31, 1998, the Company had over 14,000 licensed customer locations. In addition, the Company had over 29,000 active maintenance and support agreements, which in certain cases reflect the purchase of multiple maintenance and support agreements by single HRPG customers.

     The Company's human resources products integrate human resource, payroll, recruitment and training data into a single database. As a result, the products enable businesses to more quickly and easily access and update employee data, current job and pay information, job and pay history, salary and performance reviews, employee benefits data, workers' compensation information, education and training data. These products can be integrated with many core accounting systems and are offered separately or in integrated suites. Historically the Company's human resources and payroll products and services were distributed under the "Abra" label. Beginning in 1998, the Human Resource Products Group
(HRPG) released Best! Imperativ HRMS (BIHRMS), a client/server solution that offers self-service capability with multiple human resource functionality. The Company's human resources and payroll management products provide a comprehensive solution for the management of human resources functions. The Company supports its products through the SupportPlus membership program, which provides customers with software updates and unlimited telephone support by the Company's technical support staff.

     In June 1998, the HRPG added Best! Imperativ HRMS, a human resource management software which leverages the Microsoft BackOffice platform. The system provides organizations with a browser-based, three-tier client/server human resource solution with lower total cost of ownership. In December 1998, the Company released Best! Imperativ HRMS roles functionality enabling human resource tools for managers and employees. Best! Imperativ HRMS roles-based self-service functionality provides managers a way to automate the many tasks associated with developing high potential employees and improves service to employees by substituting instantaneous web processes for traditional paper processed work flow.

     Best Internet Recruiter, released in February 1998, is a recruiting service that enables employers to quickly and conveniently place job listings on some Internet sites, then select and analyze resumes through a single Web site. The product enables employers to cost-effectively manage their on-line recruiting needs.

     Abra HR automates the human resources function, enabling businesses to more quickly and easily maintain and update employee and benefit information, including employee profiles, current and historic compensation information, education and employment history, skill set records, medical benefits and savings plan enrollment eligibility data, and performance reviews. Utilizing a variety of built-in reports, Abra HR also enables businesses to instantaneously prepare cost analyses, summaries of employee productivity and regulatory reports, including reports under affirmative action, health and safety, workers' compensation and immigration regulations. In addition, Abra HR can be easily customized to meet other unique reporting requirements of a business.

     Abra Payroll is an in-house payroll solution that enables businesses to meet their payroll needs more cost-effectively than by utilizing third-party service providers. Abra Payroll also provides secure, real-time access to payroll data and enables users to comply with Federal and state tax and withholding requirements more easily and efficiently, including preparation of Forms W-2, 1099 and 941. The product also includes direct deposit capabilities and electronic tax filing capabilities and interfaces with many popular general ledger programs.

     Abra Attendance tracks employee absences and leave accruals with built-in features that enable businesses to define absence codes, handle Family and Medical Leave Act compliance, and manage accruals and carryovers. Abra Attendance enables businesses to create an array of attendance plans for any employee using different seniority, accrual and carryover rules. Abra Attendance integrates with Abra Payroll to provide updates of vacation and other balances on employee pay stubs.

     Abra Recruiting Solution is an integrated resume scanning and applicant tracking software product, consisting of Abra Resume Scan and Abra Applicant. Using the Abra Recruiting Solution, businesses can scan, organize and evaluate incoming resumes, as well as search and review stored resumes electronically to find appropriate job candidates. Abra Applicant automates the labor-intensive process of sorting resumes and selecting candidates and enables businesses to more easily and efficiently match job applicants' key skills, experience and educational background with their specific needs. In addition, Abra Applicant maintains easy-to-access information relating to candidate interview status and the interviewers' comments and includes numerous easy-to-use forms of correspondence, including acknowledgment, invitation, offer and rejection letters.

     Abra Train is a skill-based training management solution that allows businesses to automate the tracking of employee training requirements and history, the scheduling and management of courses and certifications and the evaluation of the effectiveness of such initiatives.

     Abra OrgChart, released in December 1998, allows customers to create organization charts with a flexible Windows-based charting system. It allows departmental and enterprise-wide customization and can be updated quickly and easily. It can include any information from the Abra Suite database and therefore offers the ability to create "what-if" scenarios with familiar drag-and-drop or cut-and-paste techniques.

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

     Abra Suite, which includes Abra HR, Abra Payroll, Abra Applicant, Abra Resume Scan, Abra Train, Abra OrgChart, Multi-Site Consolidation, Toolkit, Link, and Paylink is a comprehensive, fully integrated, 32-bit software solution for human resource and payroll professionals. Abra Suite adds new functionality and takes advantage of capabilities inherent in the Windows 95 and Windows NT operating systems and Microsoft Visual Studio.

     Abra products are written using Microsoft Visual FoxPro, an object-oriented environment and data management tool.

  EUROPEAN PRODUCTS GROUP

     The Company's European Products Group (EPG) develops and sells products and services for the management of human resources. They integrate human resource, payroll, recruitment and training data into a single system. As a result, the EPG's products enable businesses to more quickly and easily access and update employee data, current job and performance reviews, employee benefits data, education and training data. These products can be integrated with many core accounting systems. EPG supports its products by providing customers with software updates and unlimited telephone support by the EPG's technical support staff.

     Best! HR for client/server provides all the standard HR-related functionality through multiple jobs and positions, multiple rates of pay, expatriate and supplemental pay in multiple languages and currencies. In addition, the system enables the tracking of historical changes occurring outside employee records, such as benefit carrier history and job description history.

     Best! AM is an applicant administration module that enables customers to efficiently process large volumes of job applications, including unsolicited applications. The software tracks the various processes involved in administering applications including creating the job requisition, tracking receipt of an application, evaluating the application, scheduling an interview, accepting an applicant and notifying unsuccessful applicants. The module may be operated as a stand alone or integrated into Best! HR.

     HR/Charter is a third party organizational charting and analysis product that allows businesses to create organizational charts directly from their HR database with multiple reporting relationships. It allows companies to restructure with "what-if" scenarios with various levels of customization on a "real-time" basis.

     Executive TRACK for Windows provides an intuitive, graphical user interface for maintaining and presenting qualitative human resources information. It includes modules for succession planning, management development, and competency profiling. Executive TRACK is available as a Windows, Client Server and Intranet solution in single-user, network and client/server versions. The system interfaces with other HRIS mainframes/databases and allows import/export of data to and from corporate databases. It may be customized to include a fully relational, one-button refresh from some of the most popular payroll programs.

                         PRODUCT DESIGN AND DEVELOPMENT

     The Company intends to continue to develop its products to meet identified market needs for applications that complement core accounting software systems and to address the evolving technology needs of its customers. The Company's current product development efforts are focused primarily on (i) developing new enhanced versions of single-user and client/server products, (ii) completing development of a next generation family of asset management solutions (iii) using a standard API (application programming interface) to integrate the Company's products with additional third-party core accounting systems and other industry-specific applications and (iv) continuing to enhance and maintain the current line-up of products in the market by adding features and upgrading the products to support the latest technology platforms.

     The Company intends to continue to identify market opportunities for new product offerings that will complement its customers' core accounting systems. For example, the Company is currently developing a software product designed to automate the corporate budgeting process. Similar to the Company's current products, this new budgeting product will be designed to function as a stand-alone system or to integrate with core accounting systems.

     The Company is currently developing a Payroll module to be added to Best! Imperativ HRMS. The Payroll module includes comprehensive and flexible functionality to provide organizations in the target market for Best! Imperativ HRMS with the means or setting up, processing, and outputting employee and employer earnings, taxes, and deductions. This module will be closely integrated with the other modules of Best! Imperativ HRMS.

     The Company is currently developing a multi-national version of Best! Imperativ HRMS for use in the U.S. and overseas. This development effort is being conducted in Dusseldorf, Germany and the United States. The multi-national version will add multi-lingual, multi-currency and multi-jurisdictional capabilities to the system. The multi-national version will be the basis for future releases in Europe, Canada, and the U.S.

     The Company's research and development staff combines tax, accounting and asset, and human resources management expertise with programming skills. As of December 31, 1998, the Company had 126 full-time software development personnel (or 25% of the total employee base) with expertise in Windows, Windows NT, client/server and/or Internet environments. Of these developers, six are Certified Public Accountants and nine are Certified Payroll Professionals. In year ended December 31, 1998, the nine month transition period ended December 31, 1997 and the fiscal year ended March 31, 1997, the Company incurred approximately $11.2 million, $6.7 million and $6.1 million, respectively, in research and development expenses.

     The development and updating of asset, human resources and payroll management software that incorporates complex regulations demands a rigorous development cycle that is mandated by the ongoing adoption of new laws, regulations and forms by federal, state, local other governments and other regulatory agencies, as well as the uncertain timing of these changes and releases. The Company has a team of software developers who are experienced in this development and updating process and the Company has created a set of proprietary development tools that simplify the process of producing updates and annual versions of the Company's products within required time frames.

                              SALES AND MARKETING

     The Company employs a multi-channel sales and marketing strategy utilizing four primary channels: Business Partners, a direct-response telesales operation, strategic marketing alliances and a direct national accounts sales organization. The Company believes that this diverse sales and marketing strategy allows it to reach its target markets in the most efficient and effective manner and reduces reliance on any single distribution channel. The Company supports its multi-channel sales and marketing strategy through national advertising in key financial and business publications, sponsorship of promotional events for customers and Business Partners and participation in trade shows and conferences. The Company also uses its Web sites to provide information about Company products and to reinforce the Company's brand image, as well as to support its sales channels. As of December 31, 1998, the Company employed 117 persons in sales and marketing.

     Business Partners. The Business Partner channel consists of (i) Big Five and other accounting firms and accounting, human resources and payroll management consultants and professionals ("professional referral partners") and
(ii) value-added resellers of core accounting and other business software solutions ("VARs"). The Company believes that its Business Partners have significant influence over product choices by customers and that its relationships with its Business Partners are an essential element in its sales and marketing efforts.

     The Company's professional referral partners recommend the Company's solutions to assist their clients in addressing asset, human resources and payroll management needs. Because they typically are closely involved with middle market businesses on a day-to-day basis, the Company's professional referral partners are well-positioned to understand customer requirements and make appropriate product recommendations. The Company believes that product recommendations from accounting firms that have licensed the Company's solutions for their internal use are particularly effective. The Company has entered into national licensing relationships with four of the Big Five accounting firms and has sold local licenses to approximately 3,000 national, regional and local accounting firm locations. Use of the Company's solutions by clients of these firms creates efficiencies for both the clients and the accounting firms in the transmission and processing of asset, human resources and payroll data and allows the accounting firm to focus more on providing business management and other higher value services.

     VARs are independent sales organizations that market and resell the Company's products and offer training and local installation and implementation services. VARs typically have specialized experience in financial or human resources areas, and in many cases focus on selling to middle market businesses. VARs market the Company's solutions through their own contacts and to sales leads supplied by the Company. The Company requires VARs to undergo prescribed training and certification procedures before being authorized to sell and implement certain of the Company's software solutions. As of December 31, 1998, the Company was affiliated with approximately 300 certified VARs.

     Direct-Response Telesales. The Company solicits new customers for its products through periodic targeted mailings to its prospects. Utilizing its proprietary databases and other available mailing lists, the Company distributed over 2.3 million pieces of direct mail relating to its product lines in the year ended

December 31, 1998 and 1.4 million pieces for the nine months ended December 31, 1997. Such mailings, as well as targeted advertising, generate interest from potential customers by stressing the cost-effectiveness and functionality of the Company's products, ongoing changes in government regulations and the support and service provided by the Company. Responses from potential customers are entered into the Company's automated lead-tracking system. Once the information or a trial product has been delivered to the potential customer, follow-up calls are made until the customer decides whether or not to license the product.

     Strategic Marketing Alliances. The Company currently has formal and informal strategic marketing alliances with over 25 of the leading core accounting and other industry-specific software vendors. These alliances permit these software vendors to incorporate the Company's products as specialized integrated applications or add-on modules to enhance their product offerings. These alliances benefit the Company by creating an additional sales channel and by providing a strong recommendation of its products by leading software vendors. The Company's strategic marketing alliance partners currently include Great Plains Software, Inc., Infinium Software, Inc., Made 2 Manage, Inc., Platinum Software Corporation, Sage Software, Inc., Scala North America, Inc., and Solomon Software, Inc. in the United States and ADP GmbH, Germany savings bank organization and Software4You in Germany.

     Direct National Account Sales. The Company has a direct sales force that currently markets the Company's products to larger middle market customers and national accounts. As of December 31, 1998, the Company's direct sales force consisted of 35 persons, located at the Company's offices in Reston, Virginia, St. Petersburg, Florida and satellite locations throughout the United States. In addition to marketing the Company's products to new customers, this channel leverages the Company's broad installed customer base to sell additional products to divisions or branches of existing customers. The Company is aggressively expanding this channel with additional employees and resources to enhance the sales of its Imperativ products.

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

     The Company faces different competitors for each of its product lines. The Company's asset management products compete principally with products offered by the Bureau of National Affairs, Inc., Decision Support Technology, Inc., Creative Solutions and Computer Language Research, Inc. The Company's Best! Imperativ Asset Accounting product competes principally with general ledger accounting companies which offer a basic fixed asset module along with the core accounting systems. The Company's human resources and payroll management products compete primarily with Spectrum Human Resource Systems Corporation, Human Resources Microsystems and Ceridian Corporation (FLX) in the single-user and work group environment, and the Company competes with products offered by PeopleSoft, Inc., Ultimate Software Group, Inc., Cyborg, Inc. and SAP AG in the client/server environment. The Company's human resources and payroll management products also compete with payroll service bureaus, such as ADP, Inc. and Paychex, Inc., and with in-house management information systems staffs. The Company's European products compete primarily with SAP AG, PeopleSoft GmbH, Oracle GmbH, CGI GmbH, P&I AG, Soft-Research, and Mita4. Several of the Company's competitors or potential competitors have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors. In addition, there can be no assurance that competitors will not develop products that are superior to the Company's products or achieve greater market acceptance. Competitive pressures in the form of aggressive price competition could also have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success will depend significantly upon its ability to increase its share of its target markets, to maintain and increase its renewal revenues from existing customers and to sell additional products, product enhancements, maintenance and support agreements and training and consulting services to existing customers and new customers. There can be no assurance that the Company will continue to compete favorably or that competition will not have a material adverse effect on the Company's business, operating results or financial condition.

                         TECHNICAL SUPPORT AND SERVICES

     The Company believes that offering quality service and support is strategic to its overall business objectives and provides the Company with a significant opportunity to differentiate itself from competitors. The Company offers its customers maintenance and technical support through its SupportPlus membership programs, and also offers training and consulting services. The Company derives a significant portion of its revenue from maintenance and services. As of December 31, 1998, the Company employed 136 persons in technical support and services functions. In the fiscal year ended December 31, 1998, approximately 50% of the Company's revenue or $35.0 million were derived from support, training and other professional services, which compares to 49% or $18.2 million for the nine months ended December 31, 1997 and 49% or $19.3 million for the fiscal year ended March 31, 1997.

     The Company's SupportPlus and other membership programs provide customers expert telephone support for Accounting and Human Resource products, software updates to reflect tax law and government regulatory changes, feature enhancements, newsletter subscriptions, unlimited access to a support center on the Company's internet site and special discounts on new products and services. In the fiscal year ended December 31, 1998 approximately 90% of the Company's US customers purchased maintenance and support agreements in connection with their initial licenses of Company products and approximately 90% for the nine months ended December 31, 1997 and 85% in the year ended December 31, 1998. During each of these periods, the Company achieved approximately 80% annual renewal rates for its maintenance and support agreements on its US products, which typically have a one-year term. The Company's telephone support organization provides extensive product support to customers, including assistance in connection with implementation, systems operation and regulatory compliance.

     In addition to technical support, the Company offers its customers the option to attend training seminars covering the use of the Company's solutions in the US and Europe. The Company also offers a comprehensive seminar series featuring basic through advanced interactive product training. Many of these seminars offer professional education credits. The Company also offers on-site training at client facilities. In certain circumstances, the Company's Business Partners provide training and implementation services directly to customers.

     The Company is continuing to expand its consulting services operation, which provides installation, training, data conversion, implementation and other consulting services. The Company believes these consulting services will become increasingly important as it introduces and enhances its client/server products in the future.

                   INTELLECTUAL PROPERTY RIGHTS AND LICENSES

     Except for Best! Imperativ HRMS, Executive Track and the European products, the Company generally does not execute signed license agreements with its customers, but instead seeks to protect its software and other intellectual property through a combination of trade secret, copyright and trademark law, confidentiality agreements and contractual restrictions on copying and disclosure contained in its "shrink-wrap" licenses and nondisclosure agreements with its employees and contractors. The Company provides its products to customers on a "right-to-use" basis under non-exclusive shrink-wrap licenses, which generally are nontransferable and have a perpetual term.

     The Company's license agreements generally provide that the software is provided "as is" without warranty of any kind; however, the Best Imperativ HRMS license Agreement contains a warranty that the product will perform substantially in accordance with the accompanying written materials for a specified period.

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

                                   EMPLOYEES

     As of December 31, 1998, the Company had 500 full-time employees, including 126 employees primarily engaged in research and development, 136 in technical support and services, 158 in sales, marketing and customer service, and 80 in operations, finance and administration. The Company believes current employee relations are good.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters, including its product development, product management, professional services and technical support for the APG, sales and marketing operations, and principal administrative functions are located in 58,000 square feet of office space in a building located in Reston, Virginia. The Company occupies the space under leases expiring on July 2003, subject to the Company's right to extend the term by two years for part of the space, and by two or five years for the remainder of the space. The Company's subsidiary, Abra Software, Inc., which provides product development, product management, sales and marketing, professional services and technical support for the human resources products, leases 32,000 square feet of office space in St. Petersburg, Florida, under a lease that expires in December 2002. The Company's primary European operations are located in Dusseldorf, Germany where they occupy approximately 13,000 square feet under a lease that expires in December 2002. The Company also leases space in Berlin and Munich, Germany, Vienna, Austria and Burlington, Ontario, Canada. Total rent expense for the Company's facilities was approximately $1.6 million for the year ended December 31, 1998, $865,000 for the nine months ended December 31, 1997 and $1.0 million for the fiscal year 1997. The Company believes that its existing facilities are suitable and adequate for its present needs and that suitable additional space will be available as needed to accommodate any expansion of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for vote of security holders in the quarter ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the Nasdaq National Market under the symbol "BEST" on September 30, 1997.

     The following table presents the high and low sale prices for each quarter since the Initial Public Offering:

                                                             HIGH       LOW
                      QUARTER ENDED:                         ----       ---
December 31, 1997.........................................  $15.000   $ 8.250
March 31, 1998............................................  $16.625   $ 9.125
June 30, 1998.............................................  $22.875   $15.063
September 30, 1998........................................  $24.688   $16.625
December 31, 1998.........................................  $28.500   $14.000

     The closing price on December 31, 1998 was $23.750 per share. On February 24, 1999 the closing price was $17.4375 per share.

Shareholders

     On February 24, 1999 the Company had approximately 95 holders of record.

Dividends

     The Company paid a dividend of $0.455 per share of Common Stock to shareholders of record on February 20, 1997 and a dividend of $0.915 per share of Common Stock to shareholders of record on June 27, 1997. All of the Board members (or their affiliates) except for Mr. Richard A. Lefebvre and Dr. W. Frank King were shareholders as of the record date for payment of the first dividend and all of the Board members (or their affiliates) except Dr. W. Frank King were shareholders as of the record date for payment of the second dividend. In connection with the two dividends, Mr. James F. Petersen received $2,876,903; Mr. Timothy A. Davenport received $137,100; Edison, an affiliate of Mr. John H. Martinson, received $5,527,292; Ms. Dorothy T. Webb, who was then a director of the Company, received $1,027,586; Dr. Herbert R. Brinberg received $20,550; Mr. Lefebvre received $3,294; and PNC Capital Corp. ("PNC"), a shareholder of the Company and an affiliate of Mr. Peter V. Del Presto, who was then a director of the Company, received the payments described in the following paragraph.

     The Loan and Warrant Purchase Agreement by and between PNC and the Company dated as of March 2, 1993, prohibited the Company from issuing cash dividends to its shareholders until the closing of an initial public offering. In consideration for PNC's waiver of this restriction in connection with the two dividend issuances described above, the Company agreed, with regard to the first dividend, to reduce the per share exercise price of the PNC Warrant by the dividend amount (i.e., from $2.667 to $2.213 per share), and, with regard to the second dividend, to pay PNC a dividend equivalent payment of $432,338 ($0.915 multiplied by the 472,500 shares underlying the PNC Warrant) and to amend the PNC Warrant to reduce the then current per share exercise price thereunder by 20% of the dividend value (i.e., from $2.213 to $2.029 per share).

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

Stock Buyback

     On December 1, 1997, the Company announced that its Board of Directors had approved the repurchase by the Company of up to an aggregate of 200,000 shares of its Common Stock. The Company intends to issue any such repurchased shares pursuant to its stock plans. As of December 31, 1997, the Company had purchased approximately 10,000 shares under the repurchase program. The Company did not repurchase any shares in 1998 and the repurchase agreement expired on September 30, 1998.

Use of Proceeds

     The net proceeds of the Company's Initial Public Offering remain invested and available for future product development, working capital, acquiring or investing in businesses, technologies or products complimentary to the Company's business or other general corporate purposes. The registration statement (Registration No. 333-33275) for the Initial Public Offering was filed on Form S-1 with the Securities and Exchange Commission on September 29, 1997. The Initial Public Offering completed on October 3, 1997, in which the Company sold 2,750,000 shares of common stock at an offering price of $13.00 per share, generated approximately $32 million of net proceeds to the Company. The Company incurred approximately $1.0 million in expenses related to the Initial Public Offering. The Underwriters of the offering were Hambrecht & Quist, LLC and William Blair & Company, LLC.

     In March 1998, the Company acquired HR Management Software GmbH (HRS), a leading provider of human resource software in the European marketplace, for approximately $10.4 million, consisting of cash and Common Stock. In October 1998, the Company acquired certain technological assets of HRSoft, Inc., a provider of human resource software. The cash acquisition price was approximately $1.8 million. In December 1998, the Company acquired a 25% share of S&P AG, a provider of payroll software in the European marketplace, for approximately $600,000 in cash.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     To better understand the following financial information, investors should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. In December 1997, the Company announced a change in its fiscal year end to December 31 from March 31. The following selected financial data is in thousands, except per share data:

                                                                             NINE MONTHS ENDED            YEAR ENDED
                                               YEAR ENDED MARCH 31,             DECEMBER 31,             DECEMBER 31,
                                          ------------------------------   ----------------------   ----------------------
                                            1995       1996       1997        1996         1997        1997         1998
                                          --------   --------   --------   -----------   --------   -----------   --------
                                                                           (UNAUDITED)              (UNAUDITED)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
  Revenue:
    License fees and royalty............  $20,346    $22,677    $20,161      $15,171     $18,384      $23,375     $34,406
    Services............................   14,677     16,552     19,323       14,147      18,157       23,332      34,924
                                          -------    -------    -------      -------     -------      -------     -------
        Total...........................   35,023     39,229     39,484       29,318      36,541       46,707      69,330
                                          -------    -------    -------      -------     -------      -------     -------
  Cost of revenue:
    License fees and royalty............    3,806      4,501      2,251        1,448       1,443        2,247       1,997
    Services............................    4,357      5,306      5,675        4,110       4,537        6,100      11,425
                                          -------    -------    -------      -------     -------      -------     -------
        Total...........................    8,163      9,807      7,926        5,558       5,980        8,347      13,422
                                          -------    -------    -------      -------     -------      -------     -------
  Gross margin..........................   26,860     29,422     31,558       23,760      30,561       38,360      55,908
                                          -------    -------    -------      -------     -------      -------     -------
  Operating expenses:
    Sales and marketing.................   11,354     12,812     14,355       10,811      13,247       16,792      24,604
    Research and development............    5,707      7,389      6,089        4,751       6,650        7,987      11,157
    General and administrative..........    4,284      5,789      5,554        4,162       4,808        6,201       8,295
    Write-off of purchased research and
      development.......................       --         --         --           --          --           --       4,170
    Amortization of acquired
      intangibles.......................    3,177      1,435         --           --          --           --         882
                                          -------    -------    -------      -------     -------      -------     -------
        Total...........................   24,522     27,425     25,998       19,724      24,705       30,980      49,108
                                          -------    -------    -------      -------     -------      -------     -------
  Operating income......................    2,338      1,997      5,560        4,036       5,856        7,380       6,800
                                          -------    -------    -------      -------     -------      -------     -------
  Other (expense) income, net:
    Interest (expense) income, net......     (176)      (145)       351          226         263          389       2,323
    Gain on sale of product lines.......       --        750         --           --          --           --          --
                                          -------    -------    -------      -------     -------      -------     -------
        Total...........................     (176)       605        351          226         263          389       2,323
                                          -------    -------    -------      -------     -------      -------     -------
  Income from continuing operations
    before income taxes.................    2,162      2,602      5,911        4,262       6,119        7,769       9,123
  Income tax provision (benefit)........      550       (925)     1,475        1,930       2,350        1,895       3,500
                                          -------    -------    -------      -------     -------      -------     -------
  Income from continuing operations.....    1,612      3,527      4,436        2,332       3,769        5,874       5,623
  Gain on disposal of discontinued
    business............................    1,903         --         --           --          --           --          --
                                          -------    -------    -------      -------     -------      -------     -------
  Net income............................  $ 3,515    $ 3,527    $ 4,436      $ 2,332     $ 3,769      $ 5,874     $ 5,623
                                          =======    =======    =======      =======     =======      =======     =======
  Basic net income per share from
    continuing operations...............  $  0.25    $  0.54    $  0.67      $  0.36     $  0.45      $  0.69     $  0.49
                                          =======    =======    =======      =======     =======      =======     =======
  Diluted net income per share from
    continuing operations...............  $  0.19    $  0.44    $  0.54      $  0.28     $  0.38      $  0.59     $  0.46
                                          =======    =======    =======      =======     =======      =======     =======
  Basic net income per share............  $  0.54    $  0.54    $  0.67      $  0.36     $  0.45      $  0.69     $  0.49
                                          =======    =======    =======      =======     =======      =======     =======
  Diluted net income per share..........  $  0.42    $  0.44    $  0.54      $  0.28     $  0.38      $  0.59     $  0.46
                                          =======    =======    =======      =======     =======      =======     =======
  Basic weighted average shares
    outstanding.........................    6,499      6,528      6,581        6,532       8,445        8,483      11,455
                                          =======    =======    =======      =======     =======      =======     =======
  Diluted weighted average shares
    outstanding.........................    8,397      8,030      8,263        8,231       9,809        9,961      12,180
                                          =======    =======    =======      =======     =======      =======     =======

                                                        MARCH 31,                 DECEMBER 31,
                                              ------------------------------   -------------------
                                                1995       1996       1997       1997       1998
                                              --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
    investments.............................  $ 3,534    $ 8,105    $13,365    $45,432    $46,280
  Working (deficit) capital.................   (5,169)      (583)      (912)    26,549     25,352
  Total assets..............................   13,794     17,625     21,160     57,010     74,570
  Deferred maintenance and service
    revenue.................................    8,814      9,398     12,288     16,231     19,889
  Long-term debt............................    2,954      2,133        650         --        125
  Redeemable convertible preferred stock....      500        500        500         --         --
  Redeemable common stock warrants..........      206        296        642         --         --
  Shareholders' (deficit) equity............   (4,202)      (698)      (144)    29,754     40,162

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. Certain of the statements contained in this Form 10-K which are not statements of historical fact are forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made only as of the date of this Form 10-K. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below under "Certain Factors That May Affect Future Results" as well as those discussed elsewhere in this Form 10-K. References to the Company's "fiscal" year mean the twelve months ended on March 31 of that calendar year until December 1997, when the Company announced a change in its fiscal year end to December 31 from March
31. Consequently, the Company's prior fiscal period was a nine-month transition period ended December 31, 1997. Currently, the Company's fiscal year runs from January 1 through December 31.

OVERVIEW

     Best Software, Inc. is a leading supplier of corporate resource management software solutions, helping organizations to better manage their people, assets and budgeting processes. The Company's feature-rich, cost-effective solutions enhance productivity by automating management, compliance and reporting functions in areas of specialized expertise that entail complex and frequently changing laws and regulations. The Company's solutions have been designed to complement core accounting systems and are scaleable from stand-alone desktop applications running on personal computers to multi-user work group and client/server programs designed for use on personal computer local area networks. As of December 31, 1998, the Company had over 47,000 licensed customer locations, representing approximately 133,000 licensed seats. In addition to revenue from product licenses, the Company derives significant recurring revenue from maintenance and support agreements. The Company reaches its large customer base and target market through a multi-channel sales and marketing strategy that includes its network of value-added resellers, accounting firms and consultants ("Business Partners"), a direct-response telesales operation, strategic marketing alliances and a direct sales organization.

     The Company launched its FAS fixed asset management product line in 1983 and a professional tax preparation software product line in 1985. In 1991, the Company acquired the Abra human resources and payroll management product line. Between 1992 and 1994, the Company purchased a write-up product line for accountants, a small business accounting software product line (the "MYOB product line") and a service bureau payroll product line for accountants. The Company thereafter decided to focus primarily on serving middle market businesses, and sold its professional tax preparation software business in April 1994 and its service bureau payroll and write-up product lines for accountants in August 1995. In May 1996, the Company licensed its MYOB product line to a third party. Under such license (the "MYOB License"), the Company received royalties over the previous three years. This agreement ended in March 1999 when the purchaser exercised its option to acquire ownership of the MYOB product which required all outstanding royalties to become due immediately. The Company agreed to accept $1.8 million in cash and a non-interest bearing note due in December 1999 for the balance.

     In 1998, the Company extended its human resource and payroll offerings through acquisitions. In March 1998, the Company acquired HR Management Software GmbH (HRS), a leading provider of human resource software in the European marketplace. In October 1998, the Company acquired certain technological assets of HRSoft, Inc., a provider of human resource software. In December 1998, the Company acquired a 25% share of S&P AG, a provider of payroll software in the European marketplace.

     Prior to fiscal 1994, substantially all of the Company's revenues from the APG and HRPG product lines were derived from licenses of DOS-based versions of these products. Since fiscal 1994, the Company has introduced Windows versions of these products and, since fiscal 1995, a significant number of the Company's DOS customers have migrated to the Company's Windows-based products. Additionally, since the introduction of multi-user versions of its products in fiscal 1995, the Company has sold an increased number of multi-user licenses of its APG and HRPG products. Upon the introduction of a new product or an enhanced version of an existing product, the Company has typically derived significant license fee revenue from trade-ups by existing customers. Typically, the license fees paid for trade-ups are lower than the license fees for an initial license. In addition, the Windows-based products and the multi-user products generally have higher average license fees and gross margins than the DOS-based products.

     In addition to revenue from product licenses, the Company derives significant recurring revenue from maintenance and support agreements. In the year ended December 31, 1998 approximately 90% of the Company's customers purchased maintenance and support agreements in connection with their initial licenses of Company products compared to approximately 90% in the nine months ended December 31, 1997 and 85% in the fiscal year ended March 31, 1997. Additionally, during each of these periods, the Company has achieved average annual renewal rates for its maintenance and support agreements of approximately 80%. Under its maintenance and support agreements, the Company provides technical support and periodic software updates. In late 1997, the Company launched its consulting services, which include installation, set-up and conversion services. Training and consulting revenue are anticipated to have lower gross margins than revenue from maintenance and support agreements. In the year ended December 31, 1998 and in the nine months ended December 31, 1997, approximately 50% of total revenue were attributable to services, of which a substantial portion was derived from maintenance and support agreements. Maintenance and support agreements are generally priced as a percentage of the initial license fee for the underlying products.

     The Company recognizes revenue on license fees upon shipment of the product, net of provisions for returns and allowances, provided that no significant Company obligations remain and that collection of the resulting account receivable is probable. For products with free trial periods, revenue is recognized upon expiration of the trial period and acceptance of the product by the customer. Revenue from the MYOB License is recognized ratably within each year of the term of the license agreement, based on specified annual royalty payments. Revenue from maintenance and support agreements is recognized pro rata over the term of the agreements, which is generally one year. Revenue from other services, such as training and consulting, is recognized as the services are provided.

     The Company employs a multi-channel sales and marketing strategy utilizing four primary channels: Business Partners, a direct-response telesales operation, strategic marketing alliances and a direct national account sales organization. In 1995, the Company began to develop its national account organization and has invested and expects to continue to invest in the development of this channel. The Company expects that sales through direct channels will generally have higher gross margins than sales through indirect channels, although these higher margins may be offset in whole or in part by increased sales and marketing expenses. In addition, in October 1996, the Company established a wholly owned subsidiary in Ontario, Canada to localize and market certain of the Company's products in the Canadian market.

     The Company has made, and intends to continue to make, significant investments in research and development to develop new products and enhanced client/server versions of its existing products. In addition, the Company releases periodic updates of its products to incorporate regulatory changes. As of December 31, 1998, the Company had 126 full-time software development personnel with expertise in Windows, Windows NT, client/server and/or Internet environments. Of these developers, six are Certified Public Accountants and nine are Certified Payroll Professionals.

     The Company accounts for software development costs in accordance with Statement of Financial Accounting Standard No. 86 "Accounting For The Costs Of Computer Software To Be Sold, Leased Or Otherwise Marketed". Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as research and development costs. There were no software development costs capitalized in the year ended December 31, 1998, the nine-month period ended December 31, 1997 or the fiscal year ended March 31, 1997. During these periods, the time between the establishment of technological feasibility and general release was very short. Costs otherwise capitalizable after technological feasibility were insignificant and, therefore, were expensed as incurred.

     Effective October 3, 1997 the Company sold 2,750,000 shares of common stock at an offering price of $13.00 per share (the "Initial Public Offering"). This transaction generated approximately $32 million of net proceeds to the Company after deduction of all related expenses. As part of the Initial Public Offering, all of the Company's outstanding Preferred Stock automatically converted into shares of its Common Stock, and certain warrant redemption rights expired. A partial exercise of a warrant occurred immediately prior to the close of the offering. During the Initial Public Offering through December 31, 1997, the holder of a warrant to purchase 472,500 shares of Common Stock elected to partially exercise the warrant of Common Stock in a cashless exercise transaction. As a result of this transaction, the holder of the warrant received 100,599 shares of Common Stock and 353,296 warrants remained exercisable. In April 1998 the holder exercised the remaining 353,296 warrants in a cashless exercise transaction resulting in the issuance of 317,000 shares.

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

                             RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain consolidated statement of operations data expressed in thousands of dollars. The Company currently derives substantially all of its revenue from its APG, HRPG and EPG product lines and related services (collectively, the "Ongoing Business"). The Company's financial statements for the year ended March 31, 1997 and for the nine months ended December 31, 1996 include operating results relating to the MYOB product line and, therefore, are not indicative of the results of operations attributable to the Ongoing Business. Beginning with the nine month transition period ended December 31, 1997, the Ongoing Business is the same as the information presented.

                                                              NINE MONTHS                YEAR
                                               YEAR              ENDED                   ENDED
                                               ENDED         DECEMBER 31,            DECEMBER 31,
                                             MARCH 31,   ---------------------   ---------------------
                                               1997         1996        1997        1997        1998
                                             ---------   -----------   -------   -----------   -------
                                                         (UNAUDITED)             (UNAUDITED)
Revenue:
     License fees and royalty..............   $20,161      $15,171     $18,384     $23,375     $34,406
     Services..............................    19,323       14,147      18,157      23,332      34,924
                                              -------      -------     -------     -------     -------
          Total............................    39,484       29,318      36,541      46,707      69,330
                                              -------      -------     -------     -------     -------
Cost of revenue:
     License fees and royalty..............     2,251        1,448       1,443       2,247       1,997
     Services..............................     5,675        4,110       4,537       6,100      11,425
                                              -------      -------     -------     -------     -------
          Total............................     7,926        5,558       5,980       8,347      13,422
                                              -------      -------     -------     -------     -------
Gross margin...............................    31,558       23,760      30,561      38,360      55,908
                                              -------      -------     -------     -------     -------
Operating expenses:
     Sales and marketing...................    14,355       10,811      13,247      16,792      24,604
     Research and development..............     6,089        4,751       6,650       7,987      11,157
     General and administrative............     5,554        4,162       4,808       6,201       8,295
     Write-off of purchased research and
       development.........................        --           --          --          --       4,170
     Amortization of acquired
       intangibles.........................        --           --          --          --         882
                                              -------      -------     -------     -------     -------
          Total............................    25,998       19,724      24,705      30,980      49,108
                                              -------      -------     -------     -------     -------
Operating income...........................     5,560        4,036       5,856       7,380       6,800
Other income, net..........................       351          226         263         389       2,323
                                              -------      -------     -------     -------     -------
Income before income taxes.................     5,911        4,262       6,119       7,769       9,123
Income tax provision.......................     1,475        1,930       2,350       1,895       3,500
                                              -------      -------     -------     -------     -------
Net income.................................   $ 4,436      $ 2,332     $ 3,769     $ 5,874     $ 5,623
                                              =======      =======     =======     =======     =======
Gross Margins:
     Gross margin on license fees and
       royalty revenue.....................   $17,910      $13,723     $16,941     $21,128     $32,409
     Gross margin on services revenue......   $13,648      $10,037     $13,620     $17,232     $23,499

     The following table sets forth for the periods indicated certain consolidated statement of operations data expressed as a percentage of total revenue.

                                                                NINE MONTHS                 YEAR
                                               YEAR                ENDED                    ENDED
                                               ENDED           DECEMBER 31,             DECEMBER 31,
                                             MARCH 31,      -------------------      -------------------
                                               1997            1996       1997          1997       1998
                                             ---------      -----------   -----      -----------   -----
                                                            (UNAUDITED)              (UNAUDITED)
Revenue:
     License fees and royalty..............     51.1%           51.7%      50.3%         50.0%      49.6%
     Services..............................     48.9            48.3       49.7          50.0       50.4
                                               -----           -----      -----         -----      -----
          Total............................    100.0           100.0      100.0         100.0      100.0
                                               -----           -----      -----         -----      -----
Cost of revenue:
     License fees and royalty..............      5.7             4.9        4.0           4.8        2.9
     Services..............................     14.4            14.0       12.4          13.1       16.5
                                               -----           -----      -----         -----      -----
          Total............................     20.1            18.9       16.4          17.9       19.4
                                               -----           -----      -----         -----      -----
Gross margin...............................     79.9            81.1       83.6          82.1       80.6
                                               -----           -----      -----         -----      -----
Operating expenses:
     Sales and marketing...................     36.4            36.9       36.2          36.0       35.5
     Research and development..............     15.4            16.2       18.2          17.1       16.1
     General and administrative............     14.0            14.2       13.2          13.2       12.0
     Write-off of purchased research and
       development.........................       --              --         --            --        6.0
     Amortization of acquired
       intangibles.........................       --              --         --            --        1.3
                                               -----           -----      -----         -----      -----
          Total............................     65.8            67.3       67.6          66.3       70.9
                                               -----           -----      -----         -----      -----
Operating income...........................     14.1            13.8       16.0          15.8        9.7
Other income, net..........................      0.9             0.8        0.7           0.8        3.4
                                               -----           -----      -----         -----      -----
Income before income taxes.................     15.0            14.6       16.7          16.6       13.1
Income tax provision.......................      3.8             6.6        6.4           4.0        5.0
                                               -----           -----      -----         -----      -----
Net income.................................     11.2%            8.0%      10.3%         12.6%       8.1%
                                               =====           =====      =====         =====      =====
Gross Margins:
     Gross margin on license fees and
       royalty revenue.....................     88.8%           90.5%      92.2%         90.4%      94.2%
     Gross margin on services revenue......     70.6%           70.9%      75.0%         73.9%      67.3%

  RESULTS FOR YEAR ENDED DECEMBER 31, 1998 AND NINE MONTHS ENDED DECEMBER 31,
1997

     License Fees and Royalty Revenue. License fees and royalty revenue consists of fees from software licenses and royalties from the MYOB License. As a percentage of total revenue, license fees and royalty revenue decreased from 50.3% for the nine months ended December 31, 1997 to 49.6% for the year ended December 31, 1998. The decrease as a percentage of total revenue from the nine months ended December 31, 1997 to the year ended December 31, 1998 was the result of the increased efforts in providing support services to our customers, increased services provided with our client/server products, and the additional revenue from the European operations acquired in 1998 which produce a higher relative percentage of service revenue.

     Services Revenue. Services revenue includes revenue from maintenance and support agreements, training, consulting and implementation services. As a percentage of total revenue, services revenue increased from 49.7% for the nine months ended December 31, 1997 to 50.4% for the year ended December 31, 1998. The increase in services revenue as a percentage of total revenue from the nine months ended December 31, 1997 to the year ended December 31, 1998 was primarily due to the increase in maintenance and support agreements, which resulted from a larger installed base of customers, and higher average contract value as well as the increased revenue provided by our acquired European operations. To a lesser extent, the increase in services revenue was due to the Company's increased focus on providing training services and other consulting services.

     Cost of License Fees and Royalty Revenue. Cost of license fees and royalty revenue consists primarily of costs of media, product manuals, shipping and fulfillment, and royalties paid to third parties. As a percentage of total revenue, cost of license fees and royalty revenue decreased from 4.0% for the nine months ended December 31, 1997 to 2.9% for the year ended December 31, 1998. As a percentage of license fees and royalty revenue, cost of license fees and royalty revenue decreased from 7.8% for the nine months ended December 31, 1997 to 5.8% for the year ended December 31, 1998. The decrease in percentage of cost of license fees and royalty revenue from the nine months ended December 31, 1997 to the year ended December 31, 1998 was primarily due to a change in the media on which the Company's products were delivered from diskettes to lower cost CD-ROMs and other efficiency efforts resulting in cost reductions. These cost savings increased the gross margins on license fees from 92.2% for the nine months ended December 31, 1997 to 94.2% for the year ended December 31, 1998.

     Cost of Services Revenue. Cost of services revenue consists primarily of personnel costs, telephone charges and other costs related to providing telephone support, training, consulting and implementation services. As a percentage of total revenue, cost of services revenue increased from 12.4% for the nine months ended December 31, 1997 to 16.5% for the year ended December 31, 1998. As a percentage of services revenue, cost of services revenue increased from 25.0% for the nine months ended December 31, 1997 to 32.7% for the year ended December 31, 1998. The percentage increase of cost of services revenue were attributable primarily to costs associated with additional personnel to meet the demands of the increased number of maintenance and support customers and the ramping up of services, and the increased services related to the European operations. These additional costs decreased the gross margins on services from 75.0% for the nine months ended December 31, 1997 to 67.3% for the year ended December 31, 1998.

     Sales and Marketing. Sales and marketing expenses consist primarily of direct mail programs, advertising, other marketing programs, personnel costs, commissions, travel and operating costs. As a percentage of total revenue, sales and marketing expenses decreased from 36.2% for the nine months ended December 31, 1997 to 35.5% for the year ended December 31, 1998. The decrease is due to the increase in revenue while maintaining spending levels and the increase in services revenue which requires relatively less sales and marketing expense.

     Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to outside consultants. As a percentage of total revenue, research and development expenses decreased from 18.2% for the nine months ended December 31, 1997 to 16.1% for the year ended December 31, 1998. The percentage decrease is primarily a result of staffing levels and other costs not increasing at the same rate that revenue is growing.

     General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations. As a percentage of total revenue, general and administrative expenses decreased from 13.2% for the nine months ended December 31, 1997 to 12.0% for the year ended December 31, 1998. The percentage decrease is primarily a result of staffing levels and other costs not increasing at the same rate revenue was growing.

     Write-off of purchased research and development. The write-off is the result of purchased research and development associated with the Company's acquisition of HRS in March 1998 and acquisition of certain technological assets of HRSoft in October 1998. The combined one time charges of approximately $4.2 million represent 6.0% of total revenue for the year ended December 31, 1998.

     In connection with the acquisition of HRS, the Company allocated $3.9 million of the $10.4 million purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on future cash flows that have been adjusted by the project's cost-based completion percentage of 35%. At the acquisition date, the development of this project had not yet reached technological feasibility and the In-process Research & Development ("IPR&D") in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The remainder of the purchase price was allocated to completed technology, other intangibles and goodwill in the amounts of $793,000, $278,000, and $5,515,000 respectively. These amounts are being amortized over periods ranging from three to seven years.

     The Company used an independent third-party appraiser to assess and value the IPR&D. The values assigned to this asset were determined by identifying significant research projects for which technological feasibility had not been established. In the case of HRS, these included the development, programming and testing activities associated with the creation of Generation X, a new HR system for the European middle market. Valuation of non-Generation X development efforts in the future was excluded from the research and development appraisal.

     The nature of the efforts to develop the acquired in-process technology into a commercially viable product relate to the completion of all planning, designing, and prototyping and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

     The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology in developing a commercially viable product, estimating the resulting net cash flows from the expected sales of such a product, adjusted by the project's cost-based completion percentage and discounted to the present value using an appropriate discount rate.

     Revenue growth rates for HRS were estimated by a third party appraiser based on a detailed forecast prepared by management, as well as the appraiser's discussions with finance, marketing, and engineering representatives of Best and HRS. Revenue growth rates beyond 2000 were based on industry growth expectations. Allocation of total HRS projected revenues to IPR&D was based on the appraiser's discussions with Best and HRS management. The preponderance of future revenues is expected to originate from the sale of products that are not yet completed. HRS' existing products and technologies are rapidly approaching obsolescence and future performance is highly dependent on the successful completion of new HR systems being developed by HRS.

     Selling, general and administrative expenses and profitability estimates were determined based on management forecasts as well as an analysis of comparable companies' margin expectations, including those of the Company.

     The projections utilized in the transaction pricing and purchase price allocation analysis exclude the potential synergistic benefits related specifically to Best's ownership. Due to the relatively early stage of the development and reliance on future, unproven products and technologies, the cost of capital (discount rate) for HRS was estimated using venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the development projects, a discount rate of 30 to 33% was used to discount cash flows from the in-process products. Because the in-process projects are such an integral part of the business enterprise, only a moderate increase in the discount rate for the in-process technology was deemed appropriate. This discount rate is commensurate with HRS' market position, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, the uncertainty surrounding the European economy, the impact of the Euro conversion on the European economy, and the uncertainty related to technological advances that could render even HRS' development stage technologies obsolete.

     The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. The in-process projects and technologies acquired are progressing as planned, with no material changes between actual results and the assumptions utilized in the allocation analysis. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from projected results.

     Remaining development efforts for HRS' research and development include various phases of development, programming and testing. Costs to complete the IPR&D are expected to approximate $4.3 million over the next two to three years. Anticipated completion dates for the projects in progress will occur in 1999 at which time the Company expects to begin generating the economic benefits from the technologies. Funding for such projects is expected to be obtained from internally generated sources.

     As evidenced by the continued support of the development of Generation X and derivative products, management believes the Company has a reasonable chance of successfully completing the research and development programs. However, as with all of Best's software segments, there is risk associated with the completion of the HRS research and development projects, and there is no assurance that technological or commercial success will be achieved.

     If the development of Generation X and derivative products is unsuccessful, the sales and profitability of the Company may be adversely affected in future periods. Commercial results are also subject to uncertain market events, and risks, which are beyond the Company's control, such as trends in technology, changes in government regulation, market size and growth, and product introduction or other actions by competitors.

     In connection with the acquisition of certain technological assets of HRSoft, the Company allocated $320,000 of the $1.8 million of the purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on future cash flows that have been adjusted by the project's cost-based completion percentage of 18%. At the acquisition date, the development of this project had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The remainder of the purchase price was allocated to existing products and goodwill in the amounts of $410,000 and $1.07 million, respectively. These amounts are being amortized over periods ranging from four to seven years.

     The Company used an independent third-party appraiser to assess and value the IPR&D. The values assigned to this asset were determined by identifying significant research projects for which technological feasibility had not been established.

     The nature of the efforts to develop the acquired in-process technology into a commercially viable product relate to the completion of all planning, designing, and prototyping and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

     The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology in developing a commercially viable product, estimating the resulting net cash flows from the expected sales of such a product, adjusted by the project's cost-based completion percentage and discounted to the present value using an appropriate discount rate.

     Amortization of Acquired Intangibles. In 1998 the amortization of acquired intangibles relates to the capitalized cost of certain identifiable intangibles and goodwill resulting from the acquisition of HRS and HRSoft in 1998. Amortization was approximately $882,000 in the year ended December 31, 1998. The acquired intangibles and goodwill is being amortized over a useful life of three to seven years.

     Other Income, Net. Other income consists primarily of earnings from investments, net of any interest expense. Other income (net) was 0.7% of total revenue for the nine months ended December 31, 1997 and 3.4% for the year ended December 31, 1998. The increase in other income for the year ended December 31, 1998 was attributable to the increased interest income from the proceeds of the Initial Public Offering.

     Provision for Income Taxes. The provision for income taxes was 38.4% of income before taxes for the nine months ended December 31, 1997 and for the year ended December 31, 1998. The Company expects that the income tax provision in future periods will closely reflect the statutory tax rates. See Note 7 of Notes to Consolidated Financial Statements.

  RESULTS FOR NINE MONTHS ENDED DECEMBER 31, 1997 AND FISCAL YEAR ENDED MARCH 31, 1997

     License Fees and Royalty Revenue. As a percentage of total revenue, license fees and royalty revenue decreased slightly from 51.1% for the fiscal year ended March 31, 1997 to 50.3% for the nine months ended December 31, 1997. The decrease as a percentage of total revenue from the nine months ended December 31, 1997 was the result of the increased efforts in providing support and professional services to our customers.

     Services Revenue. As a percentage of total revenue, services revenue increased from 48.9% for the fiscal year ended March 31, 1997 to 49.7% for the nine months ended December 31, 1997. The increase in services revenue as a percentage of total revenue from the nine months ended December 31, 1997 to the fiscal year ended March 31, 1997 was primarily attributable to increased renewal rates and the increased focus on providing training and consulting services for a larger installed customer base.

     Cost of License Fees and Royalty Revenue. As a percentage of total revenue, cost of license fees and royalty revenue decreased from 5.7% for the fiscal year ended March 31, 1997 to 4.0% for the nine months ended December 31, 1997, respectively. As a percentage of license fees and royalty revenue, cost of license fees and royalty revenue decreased from 11.2% for the fiscal year ended March 31, 1997 to 7.8% for the year ended December 31, 1997. The decrease in percentage of license fees and royalty revenue was primarily due to increased sales of higher margin Windows-based and multi-user products and the elimination of license fees attributable to the lower margin MYOB product line. These cost reductions increased the gross margins on license fees from 88.8% for the fiscal year ended March 31, 1997 to 92.2% for the nine months ended December 31, 1997.

     Cost of Services Revenue. As a percentage of total revenue, cost of services revenue decreased from 14.4% for the fiscal year ended March 31, 1997 to 12.4% for the nine months ended December 31, 1997. As a percentage of services revenue, cost of services revenue decreased from 29.4% for the fiscal year ended March 31, 1997 to 25.0% for the nine months ended December 31, 1997. The percentage decrease of cost of services was attributable primarily to increased service revenue provided by the increased number of maintenance and support customers. The gross margins on services increased from 70.6% for the fiscal year ended March 31, 1997 to 75.0% for the nine months ended December 31, 1997.

     Sales and Marketing. As a percentage of total revenue, sales and marketing expenses remained relatively constant at 36.4% for the fiscal year ended March 31, 1997 and 36.2% for the nine months ended December 31, 1997.

     Research and Development. As a percentage of total revenue, research and development expenses increased from 15.4% for the fiscal year ended March 31, 1997 to 18.2% for the nine months ended December 31, 1997, respectively. The increase was primarily due to the enhancing of existing product lines to 32-bit and expenses incurred in the development of the Best! Imperativ and budget products.

     General and Administrative. As a percentage of total revenue, general and administrative expenses decreased from 14.0% for the fiscal year ended March 31, 1997 to 13.2% for the nine months ended December 31, 1997. The percentage decrease in general and administrative expenses for the nine months ended December 31, 1997 was due primarily to maintaining staffing levels of general and administrative functions coupled with increased sales volume.

     Other Income, Net. Other income (net) was 0.9% of total revenue for the fiscal year ended March 31, 1997 and 0.7% for the nine months ended December 31, 1997. The interest income increased resulting from investing the proceeds of the Initial Public Offering for the period ended December 31, 1997, but was offset by the interest expense attributable to a reduction in the exercise price of a warrant.

     Provision for Income Taxes. The provision for income taxes was 25.0% of income before taxes for the fiscal year ended March 31, 1997 and 38.4% of income before taxes for the nine months ended December 31, 1997. For the fiscal year ended March 31, 1997 the difference between the expected tax provision based on Federal statutory rates and the effective tax rate resulted principally from tax benefits relating to a reduction of the valuation allowance against the Company's deferred tax asset of $1.2 million, based on management's analysis of current levels of earnings and anticipated operating results.

  RESULTS FOR YEARS ENDED DECEMBER 31, 1997 AND 1998

     License Fees and Royalty Revenue. License fees and royalty revenue increased from $23.4 million in the year ended December 31, 1997 to $34.4 million in the year ended December 31, 1998, representing a increase of 47.2%. As a percentage of total revenue, license fees and royalty revenue decreased from 50.0% for the year ended December 31, 1997 to 49.6% for the year ended December 31, 1998. The dollar increase from the year ended December 31, 1997 to the year ended December 31, 1998 was the result of the increased license fee revenue for both the existing accounting and human resource products as well as the additional revenue from the Imperativ product line. The acquisition of HRS in March 1998 also increased the license fee revenue. The decrease as a percentage of total revenue was the result of the increased efforts in providing support services to our customers, increased services provided with our client/server products, and the additional revenue from the acquired European operations which produce a higher relative percentage of service revenue.

     Services Revenue. Services revenue increased from $23.3 million in the year ended December 31, 1997 to $34.9 million in the year ended December 31, 1998, representing an increase of 49.7%. As a percentage of total revenue, services revenue increased from 50.0% to 50.4% for 1997 and 1998, respectively. The dollar increase in services revenue was primarily due to the increase in maintenance and support agreements, which resulted from a larger installed base of customers, and higher average contract value as well as the increased revenue provided by our acquired European operations. To a lesser extent, the increase in services revenue was due to the Company's increased focus on providing training services and other consulting services.

     Cost of License Fees and Royalty Revenue. Cost of license fees and royalty revenue decreased from $2.2 million in the year ended December 31, 1997 to $2.0 million in the year ended December 31, 1998, representing a decrease 11.1%. As a percentage of license fees and royalty revenue, cost of license fees and royalty revenue decreased from 9.6% to 5.8% for the year ended December 31, 1997 and 1998, respectively. The decrease in cost of license fees and royalty revenue from was primarily due to a change in the media on which the Company's products were delivered from diskettes to lower cost CD-ROMs and other efficiency efforts resulting in cost reductions.

     Cost of Services Revenue. Cost of services revenue increased from $6.1 million in the year ended December 31, 1997 to $11.4 million in the year ended December 31, 1998, representing an increase of 87.3%. As a percentage of services revenue, cost of services revenue increased from 26.1% to 32.7% for the year ended December 31, 1997 and 1998, respectively. The dollar increases in cost of services revenue were attributable primarily to costs associated with additional personnel to meet the demands of the increased number of maintenance and support customers and the ramping up of services, and the increased services related to the European operations.

     Sales and Marketing. Sales and marketing expense increased from $16.8 million in the year ended December 31, 1997 to $24.6 million in the year ended December 31, 1998, representing an increase of 46.5%. As a percentage of total revenue, sales and marketing expenses decreased from 36.0% and to 35.5% for the year ended December 31, 1997 and 1998, respectively. The increases in sales and marketing expenses were primarily due to the hiring of additional sales and marketing personnel and the increased marketing efforts with the acquired European operations. To a lesser extent, advertising and corporate brand awareness activities related to the new Imperativ products also contributed to this overall increase.

     Research and Development. Research and development expenses increased from $8.0 million in the year ended December 31, 1997 to $11.2 million in the year ended December 31, 1998, representing a increase of 39.7%. As a percentage of total revenue, research and development expenses decreased from 17.1% to 16.1% for the year ended December 31, 1997 and 1998, respectively. The increase from the year ended December 31, 1997 to the year ended December 31, 1998, was primarily due to the enhancing of existing product lines to 32-bit and client-server versions and the additional expenses incurred to develop the budget product. The increase was also attributable to the development efforts of the acquired European operations.

     General and Administrative. General and administrative expenses increased from $6.2 million in the year ended December 31, 1997 to $8.3 million in the year ended December 31, 1998, representing an increase of 33.8%. As a percentage of total revenue, general and administrative expenses decreased from 13.2% to 12.0% for the year ended December 31, 1997 and 1998, respectively. The increase in general and administrative expenses for the year ended December 31, 1998 was due primarily to the additional staffing of general and administrative functions required to support growth in the Company's operation. The percentage decrease is primarily a result of staffing and other costs not increasing at the same rate as the revenue growth.

     Write-off of purchased research and development. The write-off is the result of the purchased research and development associated with the Company's acquisition of HRS in March 1998 and HRSoft in October 1998. The one time charges of approximately $4.2 million represents 6.0% of total revenue for the year ended December 31, 1998.

     Amortization of Acquired Intangibles. Amortization of acquired intangibles relates to the capitalized cost of identifiable intangibles and goodwill resulting from various acquisitions. Amortization of acquired intangibles was approximately $882,000 in the year ended December 31, 1998. The acquired intangibles and goodwill are being amortized over a useful life of three to seven years. Capitalized costs for intellectual property rights and other intangibles were fully amortized as of the end of the year ended December 31, 1997.

     Other Income (Net). Other income, net was $389,000 for the year ended December 31, 1997 and $2.3 million for the year ended December 31, 1998. The increase in other income for the year ended December 31, 1998 was attributable to the increased interest income from the invested proceeds from the Initial Public Offering.

     Provision for Income Taxes. The provision for income taxes was $1.9 million and $3.5 million for the year ended December 31, 1997 and 1998 respectively, representing 24.4% and 38.4% of income before taxes, respectively. For the year ended December 31, 1997, the difference between the expected tax provision based on Federal statutory rates and the effective tax rate resulted principally from tax benefits relating to a reduction of the valuation allowance against the Company's deferred tax asset of $2.8 million in 1997, based on management's analysis of current levels of earnings and anticipated operating results. The Company expects that the income tax provision in future periods to closely reflect the statutory tax rates. See Note 7 of Notes to Consolidated Financial Statements.

                                YEAR 2000 ISSUES

     Certain computer programs were written using two digits rather than four to define the applicable calendar year. Such programs may recognize a date using "00" as the year 1900 rather than the year 2000. This is referred to as the "Year 2000 Issue" or "Y2K Problem".

     The Company has established an internal Y2K readiness committee consisting of at least one member of every functional department. The committee has developed a Year 2000 readiness plan and will develop contingency plans as the need arises.

     The Company has completed certain internal testing of the file server versions of its human resources and payroll products, as well as the client server human resource product and confirmed that they are year 2000 compatible. ITAA certification (meaning that the Company has been found to meet the information technology industry's best software development practices for addressing the Year 2000 issue) has been obtained for the Abra Suite and Best! Imperativ HRMS products. The Company has further determined that the Abra Tax File product is not Year 2000 compatible, but it is currently anticipated that the effort and cost to resolve this issue will be minimal and that a release, now planned for the third quarter of 1999, will resolve the problem. The DOS versions of the Abra product lines are not Year 2000 compatible. Existing customers of these DOS versions have been informed or are in the process of being informed that the Company will not support the DOS products beyond 1999. The People Manager HR product is not Year 2000 compatible. This product has been discontinued and is in the process of being sold to an unrelated third party. Existing customers of this product are in the process of being informed that the Company will not support the People Manager product beyond current contract commitments.

     The Company has completed testing of its Windows based FAS products. For the FAS Windows 95/98, Novell and Microsoft NT-based products and the Best! Imperativ Asset Accounting product, the only significant date-related restriction of which the Company is currently aware is that the "placed in service date" field will not allow new assets to be entered in years beyond the year 2019. By definition, this restriction will not negatively impact a user of the existing FAS products for approximately 20 years. The Company's next generation of FAS Windows products, scheduled for release within the next two to three years, will not contain this date-related restriction. The DOS versions and certain Windows 3.1 and 3.11-based products of FAS are not Year 2000 compatible. Existing customers of these versions have been informed that the Company will not support these products beyond 1999. The Company is conducting campaigns to convert these customers to its Year 2000 compatible programs.

     Notwithstanding the above, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may materially and/or adversely affect the Company's financial condition or results of future operations.

     The Company has not specifically tested third-party software that is incorporated into its products but the Company has obtained assurances from its third-party licensors that the licensed software will not have date-related Year 2000 issues. Despite this, unknown errors in the Company's third-party licensed software may materially and/or adversely affect the Company.

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

     For IT related systems, the Company has completed its assessment and testing of the Company's mission critical system for its Reston, VA. and St. Petersburg, FL. locations, namely its AS 400 information management system and has determined that minimal modifications are required for the system to be Year 2000 compatible. A third party reviewer of the system has recommended certain additional testing to insure Year 2000 compatibility. Management's expectation is that the additional testing and modifications will be completed by September 30, 1999. The Virginia and Florida locations utilize the Company's own payroll and human resource applications which are Year 2000 compatible. Management's expectation is that the general ledger system and a call center phone system for the Virginia and Florida locations will be upgraded or replaced with Year 2000 ready systems by September 30, 1999. The cost to upgrade or replace these systems was previously budgeted for in the Company's 1999 operating plan, and is not expected to exceed $500,000.

     For IT and non-IT systems, a campaign to contact significant suppliers and vendors of products and services is currently under way with an expected completion date of March 31, 1999. The Company is and will be placing significant reliance on these suppliers' and vendors' statements regarding their Year 2000 readiness. In this regard, the Company faces risks and uncertainties to the extent that such third parties with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the Year 2000 requirements. Although the Company is currently analyzing the impact, if any, of the Year 2000 issues surrounding such third party interactions, failure of any critical technology components to operate properly in the Year 2000 and beyond may have a material adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. Contingency plans will be prepared if it is determined that the compliance objectives will not be met.

     Management's assessment to date is that minimal modifications will be necessary to the Company's IT and non-IT related systems to achieve Year 2000 compatibility. All costs of the above IT and non-IT measures are being funded out of current operations, but have not been separately accounted for in the past. Cost of the above measures includes systems software and hardware, outside contractors, technical support from various internal groups and administrative costs to manage. The Company's total cost relating to these activities has not been and is not expected to be material to the overall financial position, results of operations or cash flows of the Company. However, there can be no assurance that there will not be a delay in or increased costs associated with the above measures, or that the Company's significant vendors and suppliers will adequately prepare for the Year 2000 issue. It is possible that any such delays, increased costs, or supplier failures could have a material adverse impact on the Company's operations and financial results.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company primarily funds its operations through cashflow provided by operations. The Company had cash, cash equivalents and short-term investments of $46.3 million at December 31, 1998.

     For the year ended December 31, 1998, nine months ended December 31, 1997 and fiscal year ended March 31, 1997, net cash provided by operating activities was $14.8 million, $10.2 million and $12.3 million, respectively. In the year ended December 31, 1998 and the nine months ended December 31, 1997, net cash from operating activities was primarily provided by net income and deferred maintenance and services revenue.

     Net cash used in investing activities for the year ended December 31, 1998, the nine months ended December 31, 1997 and for the fiscal year ended March 31, 1997 was $17.6 million, $13.8 million and $1.1 million respectively. The increase in cash used for the year ended December 31, 1998 was due to the acquisition of HRS and certain technological assets of HRSoft, the increase in expenditures for property and equipment, partially offset by the increase in net cash flow from the purchase and sale of short-term marketable investments. The increase for the nine months ended December 31, 1997 was due primarily to purchases of short-term investments with the proceeds from the Initial Public Offering. In the year ended December 31, 1998, the nine months ended December 31, 1997 and the fiscal year ended March 31, 1997, cash used in investing activities for the purchase of property and equipment was $3.9 million, $1.5 million, and $1.3 million respectively. Although the Company does not currently have any material identifiable commitments for capital expenditures, the Company expects to continue to invest in the acquisition of property and equipment in the ordinary course of its business. The Company does not have any material commitments related to its royalty obligations arising from licenses of certain products and technologies used in the Company's products.

     Net cash used by financing activities was approximately $900,000 for the year ended December 31, 1998, compared to net cash provided of $23.4 million in the nine months ended December 31, 1997. The primary source of cashflow for the nine months ended December 31, 1997 was net proceeds of the Initial Public Offering partially offset by the use of cash for the payment of dividends. Net cash used by financing activities for the fiscal year ended March 31, 1997 resulted primarily from dividends paid to shareholders, repayment of long term debt and the purchase of treasury stock.

     The Company believes that the cash generated from operations will be sufficient to fund its operations for at least the next 12 months.

                   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". These statements became effective for the Company's 1998 financial statements (See footnote 12 in the financial statements).

     The American Institute of Certified Public Accountants (the "AICPA") has issued a Statement of Position (the "SOP") SOP 97-2, "Software Revenue Recognition", that is effective for fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 did not have a material impact on the Company.

     Effective December 15, 1998, the AICPA has issued a Statement of Position SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions". This SOP amends SOP 98-4, "Deferral of Effective Date of a Provision of SOP 97-2" to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999 and provides additional guidance regarding the accounting for multiple element software sales. The Company believes the adoption of SOP 98-9 will not have a material impact on the Company.

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

     Risks Associated with Sales Channels. To date, the Company has sold its products and services primarily through a network of value-added resellers, accounting firms and consultants (together, "Business Partners"), a direct-response telesales operation, strategic marketing alliances and a direct sales force focusing on national accounts. The Company's ability to achieve significant revenue growth in the future will depend, in large part, upon its ability to establish and maintain relationships with its Business Partners, strategic alliance partners and national accounts and upon the success of its direct mail campaigns and telesales efforts. The Company's ability to successfully market its products, including its enhanced client/server products under development, will depend on its ability to adapt its sales channels to address the evolving markets for such products. Failure to do so could have a material and adverse effect on the Company's business, operating results and financial condition. See "Business -- Sales and Marketing".

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

     The Company's strategy of marketing its products directly to end-users and indirectly through its Business Partners may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent more than one Business Partner targets the same customer, such Business Partners may come into conflict with each other. There can be no assurance that channel conflict will not adversely affect the Company's relationships with its customers or Business Partners or its ability to attract other Business Partners. See "Business -- Sales and Marketing".

     Product Concentration; Discontinued Product Lines. The Company currently derives substantially all of its revenue from its APG and HRPG and related services. These product lines are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future. Accordingly, the Company's future operating results will depend, in part, on maintaining and increasing acceptance of these products and related services. Any factors adversely affecting the pricing of or demand for these products and services or an increase in competition for such products and services could have a material adverse effect on the Company's business, operating results and financial condition. The Company's historical consolidated financial statements for the applicable periods include results of operations relating to certain product lines subsequently sold or licensed by the Company. Accordingly, the Company's historical consolidated financial statements are not indicative of operating results attributable to the Ongoing Business.

     New Products and Rapid Technological Change. The market for business application software is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions and enhancements and changing industry standards. The life cycles of the Company's products are difficult to estimate and the Company's current market position could be undermined by rapid technological changes and the introduction of new products and enhancements by new or existing competitors. The Company's growth and future success will depend, in part, upon its ability to enhance its current products and introduce new products in order to keep pace with products offered by the Company's competitors, adapt to technological advancements and changing industry standards and produce additional functionality to address the increasingly sophisticated requirements of its customers. The Company currently has a number of new product development efforts underway, including the development of enhanced client/server versions of its APG and HRPG products and the development of a new budgeting software product. The Company's product development efforts are expected to require substantial additional investment by the Company. There can be no assurance that the Company will have sufficient resources to make the necessary investment or that it will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new products or enhancements. In addition, there can be no assurance that such products or enhancements will meet the requirements of the marketplace or achieve market acceptance or that the Company's customers will migrate to client/server environments at the rate expected by the Company. If the market for the Company's products shifts rapidly towards the client/server environment, the absence of enhanced client/server versions of its APG and HRPG products, or any delay in the commercial availability or market acceptance of such products, could have a material adverse effect on the Company's business, operating results and financial condition. The Company is developing enhanced client/server products to operate on corporate Intranets, among other applications, and the success of these products will depend upon growth in the number of middle market businesses implementing corporate Intranets. If businesses do not adopt and deploy corporate Intranets at the rate anticipated by the Company, the Company's business, operating results and financial condition may be materially and adversely affected. Any failure by the Company to anticipate or respond adequately to technological advancements, customer requirements and changing industry standards, or any significant delays in the development, introduction or availability of new products or enhancements, could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Product Design and Development".

     Product Migration. Prior to fiscal 1994, substantially all of the Company's revenue from its FAS and Abra products was derived from DOS-based versions of those products. Since fiscal 1994, when the Company introduced Windows-based versions of its FAS and Abra products, a significant number of the Company's DOS installed base of customers for these product lines has migrated to the Company's Windows-based products. However, there can be no assurance that in the future a significant percentage of the Company's remaining installed base of DOS customers will migrate to the Company's Windows-based products. In particular, the Company believes that smaller customers are less likely to migrate to the Company's Windows-based products because the cost of migrating is high relative to their size and because, in many cases, the DOS-based products adequately meet their needs. The Company has informed all remaining DOS customers that it will no longer support the DOS versions of the products after December 1999. If the remaining DOS customers elect not to migrate to the Company's Windows-based products, the Company's business, operating results and financial condition would be minimally affected.

     Competition. The market for the Company's products is intensely competitive and rapidly changing. The Company faces different competitors for each of its product lines. The Company's asset management products compete principally with products offered by the Bureau of National Affairs, Inc., Decision Support Technology, Inc., Creative Solutions and Computer Language Research, Inc. The Company's Best! Imperativ Asset Accounting product competes principally with general ledger accounting companies which offer a basic fixed asset module along with the core accounting systems. The Company's human resources and payroll management products compete primarily with Spectrum Human Resource Systems Corporation, Human Resources Microsystems and Ceridian Corporation (FLX) in the single-user and work group environment, and the Company's client/server human resources and payroll products compete with products offered by PeopleSoft, Inc., Ultimate Software Group, Inc., Cyborg, Inc. and SAP AG in the client/server environment. The Company's human resources and payroll management products also compete with payroll service bureaus, such as ADP, Inc. and Paychex, Inc., and with in-house management information systems staffs. The Company's European products compete primarily with SAP AG, PeopleSoft GmbH, Oracle GmbH, CGI GmbH, P&I AG, Soft-Research, and Mita4. Several of the Company's competitors or potential competitors have significantly greater financial, technical and marketing resources than the Company. Some of the Company's existing competitors, as well as a number of potential new competitors, have larger technical staffs, more established and larger sales and marketing organizations and greater financial resources than the Company. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors. In addition, there can be no assurance that competitors will not develop products that are superior to the Company's products or achieve greater market acceptance. Competitive pressures in the form of aggressive price competition could also have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success will depend significantly upon its ability to increase its share of its target markets, to maintain and increase its renewal revenues from existing customers and to sell additional products, product enhancements, maintenance and support agreements and training and consulting services to existing customers and new customers. There can be no assurance that the Company will continue to compete favorably or that competition will not have a material adverse effect on the Company's business, operating results or financial condition.

     Timely Release of Periodic Updates to Reflect Tax Law and Other Regulatory Changes. The Company's asset, human resources and payroll management software products are affected by changes in laws and regulations and generally must be updated annually or periodically to maintain their accuracy and competi-tiveness. There can be no assurance that the Company will be able to release these annual or periodic updates on a timely basis in the future. Failure to do so could have a material adverse effect on market acceptance of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, significant changes in tax laws and regulations or other regulatory provisions applicable to the Company's products could require the Company to make a significant investment in product modifications, which could have a material adverse effect on the Company's business, operating results and financial condition. See
"Business -- Products and Services" and "Business -- Product Design and Development."

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

     Protection of Intellectual Property; Risks of Infringement. The Company's success is heavily dependent upon its proprietary technology. The Company regards its software as proprietary, and relies primarily on a combination of trade secret, copyright and trademark law, trade secret, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has no patents or patent applications pending, and existing trade secret and copyright laws afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop products or technologies that are substantially equivalent or superior to the Company's products or technologies.

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

     International Operations. Although the Company's revenue from international sales has historically been insignificant, the acquisition of HRS and investment in S&P AG significantly increases the Company's international operations. The Company intends to increase its sales and marketing efforts in other international markets. The Company anticipates that its international operations will require the Company to recruit and hire a number of new consulting, sales and marketing and support personnel in countries in which the Company establishes operations. In addition, the Company has only limited experience in developing localized versions of its products and in marketing and distributing its products internationally. The Company's international sales and marketing efforts will require significant investment by the Company in advance of anticipated future revenue. There can be no assurance that the Company's international sales and marketing efforts will be successful or will generate significant revenue. There are a number of other risks inherent in international business activities, including costs and risks of localizing products for foreign countries, unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, currency fluctuations, difficulties in the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and exposures to gains and losses on foreign currency transactions. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results or financial condition.

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

     Significant Influence by Principal Shareholders, Officers and
Directors. The present directors, executive officers and principal shareholders of the Company and their affiliates own approximately 27% of the outstanding Common Stock. As a result, these shareholders will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                  MARKET RISK

     The Company is exposed to a certain level of market risk resulting primarily from changes in domestic interest rates and foreign currency exchange rates.

                      MARKET VALUE AND INTEREST RATE RISK

     The Company's exposure to interest rate risk relates primarily to the Company's investment portfolio. The Company invests its excess cash in securities classified as cash equivalents or short-term investments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company also limits the maturities of its investments and invests only in investment grade securities. As stated in its policy, the Company's primary investment goals are the liquidity, safety and preservation of its invested funds. The Company has not experienced nor does it expect any material loss with respect to its investments.

     As of December 31, 1998 the Company had invested approximately $29 million in cash equivalents and $17 million in short term investments. Cash equivalents have original maturities of 90 days or less and consist primarily of direct investments in securities of the US government and Government agencies, municipalities, and corporations or investments in money market funds whose underlying investments are those of the US government. Excluding money market funds, most of these instruments carry fixed, contractual rates of interest. The Company's short-term investments consist primarily of commercial paper, investments in securities of the US government or government agencies, municipalities, and corporations, most of which carry fixed rates of contractual interest. Investments in fixed rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates.

     The Company believes that its cash equivalents and short term investments are similar enough to aggregate for purposes of evaluating any potential impact of an adverse change in interest rates. The weighted average remaining maturity of the Company's cash equivalents as of December 31, 1998 was less than 30 days. The weighted average remaining maturity of the Company's short-term investments at December 31, 1998 was less than 45 days. Because of the short-term nature of the remaining maturities as of December 31, 1998, the impact of a change in interest rates or market value would be immaterial.

                             FOREIGN CURRENCY RISK

     The Company operates in regions outside of the US, primarily Germany. Non US sales and other operating activities are conducted primarily from its German subsidiary and are typically denominated in the local country currency. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its German subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. However, through and as of December 31, 1998 the Company's exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pursuant to a resolution adopted by the Board of Directors, the Company announced on December 22, 1997 that it would change the date for the end of its fiscal year from March 31 to December 31 effective with the then current fiscal year. The Board made its decision so that the Company's financial reporting would be more consistent with that of other publicly traded companies and to simplify communications with investors and shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers and directors of the Company, and their ages as of December 31, 1998, are as follows:

                NAME                  AGE                      POSITION
                ----                  ---                      --------
James F. Petersen (1)...............  54    Chairman of the Board of Directors
Timothy A. Davenport................  42    President, Chief Executive Officer and Director
David N. Bosserman..................  42    Executive Vice President, Chief Financial
                                            Officer and Treasurer
James F. Foster.....................  46    President, Abra Software, Inc.
David L.G. Horn.....................  41    Vice President, Technical Support
Andreas Hoynigg.....................  37    General Manager, Best Software Germany GmbH
Elaine Kelly........................  35    Vice President, Marketing
Robert H. Skinner...................  47    Senior Vice President, Sales
Herbert R. Brinberg (3).............  72    Director
Richard A. Lefebvre (1)(2)..........  51    Director
John H. Martinson (1)(2)(3).........  50    Director
W. Frank King.......................  59    Director

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

     Timothy A. Davenport was appointed President, Chief Executive Officer and a director of the Company in June 1995. From March 1987 to June 1995, Mr. Davenport served as Vice President, Developer Tools Group, and Vice President, Graphics Division, for Lotus Development Corporation ("Lotus"), a computer software company that markets and develops productivity and work group applications. Prior to joining Lotus, Mr. Davenport was employed from March 1985 to March 1987 as Vice President of Product Marketing for Decision Resources, a division of Ashton-Tate Corporation, a company that developed business graphics applications. Mr. Davenport is a director of Axent Technologies, Inc., a provider of enterprise-wide information security solutions.

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

     Andreas Hoynigg became General Manager of the European operations in March 1998 when the Company acquired HR Management Software GmbH (HRS). Dr. Hoynigg purchased HRS in 1990 from an Austrian conglomerate, which started HRS in 1987. He has served as the president since the purchase. Dr. Hoynigg was previously employed by EFS where he served as a management consultant.

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

     Herbert R. Brinberg has served as a director of the Company since 1990. Since 1990, Dr. Brinberg has served as the President of Parnassus Associates International, a company that assists organizations with information and technology management. From 1978 to 1990, Dr. Brinberg was President and Chief Executive Officer of Wolters Kluwer U.S. Corporation, an international publishing company. Dr. Brinberg also serves as a director of K&F Industries, Inc., and Brill Academic Publishers.

     Richard A. Lefebvre became a director of the Company in February 1996. From January 1989 through July 1997, Mr. Lefebvre served as Chairman and Chief Executive Officer of Axent Technologies, Inc. ("Axent"), a provider of enterprise-wide information security solutions. From July 1997 through December 1998, Mr. Lefebvre served as Chairman of Axent. Prior to joining Axent, Mr. Lefebvre was Chief Operating Officer at Sage Software, Inc., a computer software company, from May 1987 to December 1988. Mr. Lefebvre also is a director of Axent.

     John H. Martinson has served as a director of the Company since 1988. Since 1986, Mr. Martinson has been a general partner of Edison Partners, L.P., which is the general partner of Edison Venture Fund, L.P. ("Edison"), a venture capital partnership and a shareholder of the Company. Mr. Martinson is a director of Dendrite International, Inc. He is also a director and president-elect of the National Venture Capital Association and a director of the New Jersey Technology Council.

     W. Frank King became a director of the Company in July 1998. From October 1992 through October 1998 he served as the President and Chief Executive Officer of PSW Technologies, Inc. (formerly a division of Pencom, Inc.), a provider of software related engineering, development, and support services. From 1988 to 1992, Dr. King served as Senior Vice President of Development for Lotus Development Corporation, and from 1969 to 1988, Dr. King was employed by IBM Corporation where his final position was as the Vice President of Development, Entry System Division. Dr. King also serves as a director of Auspex Systems, Inc., Cortelco Systems, Inc., Excaliber Technologies Corporation, Natural Microsystems, Inc., PSW Technologies, Inc. and Systemsoft Corporation.

     Officers of the Company serve at the pleasure of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

     The information that is required by this Item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information that is required by this Item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information that is required by this Item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 1998.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
  Report of Independent Public Accountants....................   F-1
  Consolidated Balance Sheets as of December 31, 1998 and
    December 31, 1997.........................................   F-2
  Consolidated Statements of Operations for the year ended
    December 31, 1998 and the nine months ended December 31,
    1997 and the fiscal year ended March 31, 1997.............   F-3
  Consolidated Statements of Shareholders' Equity for the year ended December 31, 1998 and the nine months ended December
    31, 1997 and the fiscal year ended March 31, 1997.........   F-4
  Consolidated Statements of Cash Flows for the year ended
    December 31, 1998 and the nine months ended December 31,
    1997 and the fiscal year ended March 31, 1997.............   F-5
  Notes to Consolidated Financial Statements..................   F-6

     2.  Consolidated Financial Statements Schedules.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

  The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

  Schedule II Valuation and Qualifying Accounts for the year ended December 31, 1998, the nine months ended December
    31, 1997 and the fiscal year ended March 31, 1997.........  F-17

     3.  Exhibits.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
  3.1      Second Amended and Restated Articles of Incorporation of the
           Company.
  3.2      Amended and Restated By-Laws of the Company.
  4.1      Specimen certificate for shares of the Company's Common
           Stock. (Incorporated by reference to Exhibit 4.1 of Form
           S-1) (Registration Statement #333-33275 -- "Form S-1")
 10.1      Employee Incentive Stock Option Plan of the Company, as
           amended. (Incorporated by reference to Exhibit 10.1 of Form
           S-1)
 10.2      Amended and Restated 1992 Stock Option Plan of the Company.
           (Incorporated by reference to Exhibit 10.2 of Form S-1)
 10.3      1997 Employee Stock Purchase Plan of the Company.
           (Incorporated by reference to Exhibit 10.3 of Form S-1)
 10.4      1997 Stock Incentive Plan of the Company. (Incorporated by
           reference to Exhibit 10.4 of Form S-1)
 10.5      1997 Director Stock Option Plan of the Company.
           (Incorporated by reference to Exhibit 10.5 of Form S-1)
 10.6      Loan and Warrant Purchase Agreement dated March 2, 1993 by and between PNC Capital Corp. and the Company. (Incorporated by reference to Exhibit 10.6 of Form S-1)
 10.6A     Amendment No. 1 to the Loan and Warrant Purchase Agreement.
           (Incorporated by reference to Exhibit 10.6A of Form S-1)
 10.7      Amended and Restated Common Stock Purchase Warrant dated
           March 24, 1993 held by PNC Capital Corp. (Incorporated by
           reference to Exhibit 10.7 of Form S-1)
 10.8      Lease dated March 11, 1993, by and between HEM Corporation and the Company, as amended. (Incorporated by reference to
           Exhibit 10.8 of Form S-1)
 10.9      Lease Agreement dated October 28, 1991, by and between
           Reston Investment Properties Associates Limited Partnership
           and the Company, as amended. (Incorporated by reference to
           Exhibit 10.9 of Form S-1)
 10.10     Lease dated November 17, 1992 by and between Koger
           Management, Inc. and Abra Cadabra Software, Inc., as
           amended. (Incorporated by reference to Exhibit 10.10 of Form
           S-1)
 10.11     Form of Shareholder Warrant. (Incorporated by reference to
           Exhibit 10.11 of Form S-1)
 10.12     Consolidating Registration Rights Agreement. (Incorporated
           by reference to Exhibit 10.12 of Form S-1)
 10.12A    Form of Letter Agreement between the Company and James F.
           Petersen. (Incorporated by reference to Exhibit 10.12A of
           Form S-1)
 10.13     License Agreement dated May 28, 1996 between Best!Ware, Inc.
           and Data-Tech Software Pty. Ltd. (Incorporated by reference to Exhibit 10.13 of Form S-1)
 10.14     Asset Purchase and Transition Agreement dated May 28, 1996 among Best!Ware, Inc. (NJ), Best!Ware, Inc. (VA) and the
           Company. (Incorporated by reference to Exhibit 10.14 of Form
           S-1)
 10.15     Employment Agreement dated May 17, 1995 between the Company and James F. Petersen. (Incorporated by reference to Exhibit
           10.15 of Form S-1)
 10.16     Letter dated May 4, 1995, from the Company to Timothy A.
           Davenport. (Incorporated by reference to Exhibit 10.16 of
           Form S-1)

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
 10.17     Amendments to Warrant by and among PNC Capital Corp and the
           Company. (Incorporated by reference to Exhibit 10.17 of Form
           S-1)
 10.18     Shareholders Voting Agreement. (Incorporated by reference to
           Exhibit 10.18 of Form S-1)
 10.19*    Revised employment agreement dated January 27, 1999 between the Company and James F. Petersen.
 21        Subsidiaries of the Company. (Incorporated by reference to
           Exhibit 21 of Form S-1)
  23*      Consent of Arthur Andersen LLP.
  27*      Financial Data Schedule.

---------------
* Filed with this Form 10-K

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BEST SOFTWARE, INC.

Dated: March 23, 1999
                                          By:   /s/ TIMOTHY A. DAVENPORT
                                            ------------------------------------
                                                   Timothy A. Davenport,
                                               President and Chief Executive
                                                           Officer

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

                   SIGNATURE                                        TITLE                         DATE
                   ---------                                        -----                         ----

             /s/ JAMES F. PETERSEN                        Chairman of the Board and          March 23, 1999
------------------------------------------------                   Director
               JAMES F. PETERSEN

            /s/ TIMOTHY A. DAVENPORT                    President and Chief Executive        March 23, 1999
------------------------------------------------        Officer and Director (Principal
              TIMOTHY A. DAVENPORT                            Executive Officer)

             /s/ DAVID N. BOSSERMAN                    Executive Vice President, Chief       March 23, 1999
------------------------------------------------        Financial Officer and Treasurer
               DAVID N. BOSSERMAN                          (Principal Financial and
                                                              Accounting Officer)

            /s/ HERBERT R. BRINBERG                               Director                   March 23, 1999
------------------------------------------------
              HERBERT R. BRINBERG

             /s/ JOHN H. MARTINSON                                Director                   March 23, 1999
------------------------------------------------
               JOHN H. MARTINSON

              /s/ RICHARD LEFEBVRE                                Director                   March 23, 1999
------------------------------------------------
                RICHARD LEFEBVRE

               /s/ W. FRANK KING                                  Director                   March 23, 1999
------------------------------------------------
                 W. FRANK KING

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Best Software, Inc.:

     We have audited the accompanying consolidated balance sheets of Best Software, Inc. and subsidiaries as of December 31, 1998 and December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998, nine month period ended December 31, 1997, and the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Best Software, Inc. and subsidiaries as of December 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, the nine month period ended December 31, 1997, and the year ended March 31, 1997 in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP

Washington, D.C.
January 21, 1999

                              BEST SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
                                         ASSETS
Current assets:
     Cash and cash equivalents..............................    $29,549        $33,164
     Short-term investments.................................     16,731         12,268
     Accounts receivable, net of allowance ($938 and $991,
      respectively).........................................      8,198          4,661
     Inventory..............................................        138            280
     Prepaid expenses and other current assets..............      2,390          1,419
     Deferred tax asset.....................................        602            700
                                                                -------        -------
          Total.............................................     57,608         52,492
                                                                -------        -------
     Property and equipment, net............................      4,333          2,182
     Deferred tax asset.....................................      4,521          2,300
     Acquired intangibles, net..............................      7,178             --
     Other assets...........................................        930             36
                                                                -------        -------
          Total.............................................    $74,570        $57,010
                                                                =======        =======

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................    $ 6,299        $ 4,118
     Accrued expenses.......................................      7,956          6,257
     Notes payable..........................................        139            650
     Deferred maintenance and service revenue...............     19,350         14,918
                                                                -------        -------
          Total.............................................     33,744         25,943
                                                                -------        -------
     Notes payable, net of current portion..................        125             --
     Deferred maintenance and service revenue...............        616          1,313
                                                                -------        -------
          Total liabilities.................................     34,485         27,256
                                                                -------        -------
Commitments and contingencies (Notes 7, 8 and 9)
Shareholders' equity:
     Preferred stock, $0.01 par value; 1,000,000 shares
      authorized,
       none issued..........................................         --             --
     Common stock, no par value; 40,000,000 shares
      authorized; 11,687,676 and 10,913,385 issued and
      outstanding, respectively.............................     38,079         33,604
     Additional paid-in capital.............................      1,281          1,000
     Deferred compensation..................................        (95)          (124)
     Accumulated other comprehensive income.................        (77)            --
     Accumulated earnings (deficit).........................        897         (4,726)
                                                                -------        -------
          Total shareholders' equity........................     40,085         29,754
                                                                -------        -------
          Total.............................................    $74,570        $57,010
                                                                =======        =======

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR       NINE MONTHS       YEAR
                                                               ENDED          ENDED         ENDED
                                                            DECEMBER 31,   DECEMBER 31,   MARCH 31,
                                                                1998           1997          1997
                                                            ------------   ------------   ----------
Revenue:
     License fees and royalty.............................    $34,406        $18,384       $20,161
     Services.............................................     34,924         18,157        19,323
                                                              -------        -------       -------
          Total...........................................     69,330         36,541        39,484
                                                              -------        -------       -------
Cost of revenue:
     License fees and royalty.............................      1,997          1,443         2,251
     Services.............................................     11,425          4,537         5,675
                                                              -------        -------       -------
          Total...........................................     13,422          5,980         7,926
                                                              -------        -------       -------
Gross margin..............................................     55,908         30,561        31,558
                                                              -------        -------       -------
Operating expenses:
     Sales and marketing..................................     24,604         13,247        14,355
     Research and development.............................     11,157          6,650         6,089
     General and administrative...........................      8,295          4,808         5,554
     Write-off of purchased research and development......      4,170             --            --
     Amortization of acquired intangibles.................        882             --            --
                                                              -------        -------       -------
          Total...........................................     49,108         24,705        25,998
                                                              -------        -------       -------
Operating income..........................................      6,800          5,856         5,560
     Interest income, net.................................      2,323            263           351
                                                              -------        -------       -------
Income before income taxes................................      9,123          6,119         5,911
Income tax provision......................................      3,500          2,350         1,475
                                                              -------        -------       -------
Net income................................................    $ 5,623        $ 3,769       $ 4,436
                                                              =======        =======       =======
Basic net income per share................................    $  0.49        $  0.45       $  0.67
                                                              =======        =======       =======
Diluted net income per share..............................    $  0.46        $  0.38       $  0.54
                                                              =======        =======       =======
Basic weighted average shares outstanding.................     11,455          8,445         6,581
                                                              =======        =======       =======
Diluted weighted average shares outstanding...............     12,180          9,809         8,263
                                                              =======        =======       =======

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                               SHAREHOLDERS' (DEFICIT) EQUITY
                                                  REDEEMABLE   ---------------------------------------------------------------
                                                    COMMON                                                        ACCUMULATED
                                     REDEEMABLE     STOCK      NUMBER OF             ADDITIONAL                      OTHER
                                     PREFERRED     PURCHASE     COMMON     COMMON     PAID-IN       DEFERRED     COMPREHENSIVE
                                       STOCK       WARRANTS     SHARES      STOCK     CAPITAL     COMPENSATION      INCOME
                                     ----------   ----------   ---------   -------   ----------   ------------   -------------
Balance, March 31, 1996............    $ 500        $ 295        6,529     $  200      $  749        $ (77)           $ --
 Exercise of stock options
   including tax benefit...........       --           --          758        512         560           --              --
 Compensation associated with stock
   options.........................       --           --           --         --          --            7              --
 Purchase and retirement of
   treasury stock..................       --           --         (311)      (270)     (1,011)          --              --
 Exercise of common stock purchase
   warrants........................       --           (5)           3         13          --           --              --
 Cancellation of stock options.....       --           --           --         --         (70)          70              --
 Payment of dividend...............       --           --           --         --          --           --              --
 Redemption value of warrants in
   excess of carrying value........       --          137           --         --          --           --              --
 Modification of warrants..........       --          215           --         --          --           --              --
   Net income......................       --           --           --         --          --           --              --
                                       -----        -----       ------     -------     ------        -----            ----
   Comprehensive income............
Balance, March 31, 1997............      500          642        6,979        455         228           --              --
 Exercise of stock options
   including tax benefit...........       --           --          681        358         773           --              --
 Purchase and retirement of
   treasury stock..................       --           --         (235)      (186)       (784)          --              --
 Payment of dividend...............       --           --           --         --          --           --              --
 Issuance of shares of common stock
   in an Initial Public Offering...       --           --        2,750     32,247          --           --              --
 Issuance of shares of common stock
   for conversion of preferred
   stock...........................     (500)          --          625        500          --           --              --
 Exercise of common stock purchase
   warrants........................       --         (796)         104        160         645           --              --
 Redemption value of warrants in
   excess of carrying value........       --           68           --         --          --           --              --
 Compensation associated with stock
   options.........................       --           --           --         --         138         (138)             --
 Amortization of deferred
   compensation....................       --           --           --         --          --           14              --
 Modification of warrant...........       --           86           --         --          --           --              --
 Issuance of stock under Employee
   Stock Purchase Plan.............       --           --            9         70          --           --              --
   Net income......................       --           --           --         --          --           --              --
                                       -----        -----       ------     -------     ------        -----            ----
   Comprehensive income............
Balance, December 31, 1997.........       --           --       10,913     33,604       1,000         (124)             --
 Exercise of stock options
   including tax benefit...........       --           --          223        554         671           --              --
 Purchase and retirement of
   treasury stock..................       --           --          (32)       (15)       (410)          --              --
 Repayment of short-swing profits
   pursuant to Sec 16(b) of the
   1934 Act........................       --           --           --         --          22           --              --
 Exercise of common stock purchase
   warrants........................       --           --          317         --          --           --              --
 Issuance of stock upon acquisition
   of HR Management Software
   GmbH............................       --           --          240      3,630          --           --              --
 Amortization of deferred
   compensation....................       --           --           --         --          (2)          29              --
 Issuance of stock under Employee
   Stock Purchase Plan.............       --           --           27        306          --           --              --
   Net income......................       --           --           --         --          --           --              --
 Other comprehensive
   income --Foreign currency
   translation adjustment..........       --           --           --         --          --           --             (77)
 Comprehensive income..............       --           --           --         --          --           --              --
                                       -----        -----       ------     -------     ------        -----            ----
Balance, December 31, 1998.........    $  --        $  --       11,688     $38,079     $1,281        $ (95)           $(77)
                                       =====        =====       ======     =======     ======        =====            ====

                                        SHAREHOLDERS' (DEFICIT) EQUITY
                                     -------------------------------------

                                     ACCUMULATED
                                      (DEFICIT)              COMPREHENSIVE
                                       EQUITY       TOTAL       INCOME
                                     -----------   -------   -------------
Balance, March 31, 1996............    $(1,570)    $  (698)
 Exercise of stock options
   including tax benefit...........         --       1,072
 Compensation associated with stock
   options.........................         --           7
 Purchase and retirement of
   treasury stock..................         --      (1,281)
 Exercise of common stock purchase
   warrants........................         --          13
 Cancellation of stock options.....         --          --
 Payment of dividend...............     (3,556)     (3,556)
 Redemption value of warrants in
   excess of carrying value........       (137)       (137)
 Modification of warrants..........         --          --
   Net income......................      4,436       4,436      $4,436
                                       -------     -------      ------
   Comprehensive income............                             $4,436
                                                                ======
Balance, March 31, 1997............       (827)       (144)
 Exercise of stock options
   including tax benefit...........         --       1,131
 Purchase and retirement of
   treasury stock..................        (35)     (1,005)
 Payment of dividend...............     (7,565)     (7,565)
 Issuance of shares of common stock
   in an Initial Public Offering...         --      32,247
 Issuance of shares of common stock
   for conversion of preferred
   stock...........................         --         500
 Exercise of common stock purchase
   warrants........................         --         805
 Redemption value of warrants in
   excess of carrying value........        (68)        (68)
 Compensation associated with stock
   options.........................         --          --
 Amortization of deferred
   compensation....................         --          14
 Modification of warrant...........         --          --
 Issuance of stock under Employee
   Stock Purchase Plan.............         --          70
   Net income......................      3,769       3,769      $3,769
                                       -------     -------      ------
   Comprehensive income............                             $3,769
                                                                ======
Balance, December 31, 1997.........     (4,726)     29,754
 Exercise of stock options
   including tax benefit...........         --       1,225
 Purchase and retirement of
   treasury stock..................         --        (425)
 Repayment of short-swing profits
   pursuant to Sec 16(b) of the
   1934 Act........................         --          22
 Exercise of common stock purchase
   warrants........................         --          --
 Issuance of stock upon acquisition
   of HR Management Software
   GmbH............................         --       3,630
 Amortization of deferred
   compensation....................         --          27
 Issuance of stock under Employee
   Stock Purchase Plan.............         --         306
   Net income......................      5,623       5,623      $5,623
 Other comprehensive
   income --Foreign currency
   translation adjustment..........         --         (77)        (77)
                                                                ------
 Comprehensive income..............         --          --      $5,546
                                       -------     -------      ======
Balance, December 31, 1998.........    $   897     $40,085
                                       =======     =======

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            NINE MONTHS      YEAR
                                                              YEAR ENDED       ENDED         ENDED
                                                             DECEMBER 31,   DECEMBER 31,   MARCH 31,
                                                                 1998           1997         1997
                                                             ------------   ------------   ---------
Net income.................................................    $  5,623       $  3,769      $ 4,436
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization.........................       2,972          1,091        1,288
     Compensation associated with stock options............          27             14            7
     Write-off of purchased research and development.......       4,170             --           --
     Modification of warrants and amortization of debt
       discount............................................          --             86          215
     Tax benefit from option exercises.....................         671            773          560
     Deferred tax asset....................................      (2,123)          (200)        (500)
     (Increase) decrease in assets:
          Accounts receivable..............................      (2,005)        (2,536)       1,912
          Inventory........................................         153            (97)         381
          Prepaid expenses and other assets................        (820)          (541)        (245)
     Increase in liabilities:
          Accounts payable and accrued expenses............       2,927          3,855        1,329
          Deferred maintenance and service revenue.........       3,156          3,943        2,891
                                                               --------       --------      -------
               Net cash provided by operating activities...      14,751         10,157       12,274
                                                               --------       --------      -------
Cash flows from investing activities:
     Net proceeds from sale of property and equipment......          --             --          185
     Purchases of property and equipment...................      (3,888)        (1,499)      (1,296)
     Purchase of short-term investments....................     (50,538)       (12,268)          --
     Sales of short-term investments.......................      46,074             --           --
     Acquisition of HR Management Software, GmbH, net of
       cash acquired.......................................      (6,800)            --           --
     Acquisition of HRSoft, Inc............................      (1,800)            --           --
     Investment in S&P AG..................................        (598)            --           --
                                                               --------       --------      -------
               Net cash used in investing activities.......     (17,550)       (13,767)      (1,111)
                                                               --------       --------      -------
Cash flows from financing activities:
     Net proceeds from initial public offering.............          --         32,247           --
     Repayment of notes payable............................      (1,348)          (650)      (1,500)
     Cash dividends paid to shareholders...................          --         (7,565)      (3,556)
     Proceeds from exercise of stock options and
       warrants............................................         882            436          520
     Purchase and retirement of treasury stock.............        (425)        (1,005)      (1,282)
     Principal payments under capital lease obligations....          --            (54)         (85)
                                                               --------       --------      -------
               Net cash (used in) provided by financing
                 activities................................        (891)        23,409       (5,903)
                                                               --------       --------      -------
Effect of exchange rate changes............................          75             --           --
Net (decrease) increase in cash and cash equivalents.......      (3,615)        19,799        5,260
Cash and cash equivalents, beginning of period.............      33,164         13,365        8,105
                                                               --------       --------      -------
Cash and cash equivalents, end of period...................    $ 29,549       $ 33,164      $13,365
                                                               ========       ========      =======
----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
     Income taxes..........................................    $  4,547       $  1,675      $ 1,800
     Interest..............................................    $     90       $    500      $   160
     Non-cash financing activities:
     Conversion of 625,005 shares of Preferred Stock into
       Common Stock........................................    $     --       $    500      $    --
     Receipt of Common Stock to repay Notes Receivable.....    $     --       $    900      $    --
----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
     240,000 Shares issued to HR Management Software
       GmbH................................................    $  3,630       $     --      $    --

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Best Software, Inc. is a leader in corporate resource management software, helping organizations to better manage their people, assets, and budgeting processes.

     The market for business application software is competitive and characterized by ongoing technological advances. The success of the Best Software, Inc.'s future results of operations are dependent upon, among other things, its ability to adapt to technological developments and changing industry standards.

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

     For products with free trial periods, revenue is recognized upon expiration of the trial period and acceptance of the product by the customer. Revenue from software support agreements is recognized ratably over the term of the agreement, which is generally one year. Revenue from services, such as training and consulting, is recognized as the services are provided. Revenue from the Company's royalty license is recognized ratably within each year of the term of the license agreement, based on specified annual royalty payments.

     The Company adopted the American Institute of Certified Public Accountants (the "AICPA") Statement of Position (the "SOP") SOP 97-2, "Software Revenue Recognition" in 1998. The adoption of SOP 97-2 did not have an impact on the Company.

     In December 1998, the AICPA issued Statement of Position SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions". This SOP amends SOP 98-4, "Deferral of Effective Date of a Provision of SOP 97-2" to extend the deferral of the application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. SOP 98-9 also amends certain provisions of SOP 97-2 regarding the accounting for software arrangements that include multiple software and service elements. The Company believes the adoption of SOP 98-9 will not have a material impact on the Company.

     COST OF REVENUE -- Direct product costs and royalties paid by the Company based on contractual agreements are included in cost of license fees and royalty revenue. Cost of services revenue includes direct costs, costs of updates, employee compensation and benefits, telephone charges and other costs related to providing such services.

     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS -- Cash and cash equivalents include highly liquid investments with original maturity dates of three months or less and are stated at amounts which approximate fair value, based on quoted market prices. The Company accounts for its cash equivalents and short-term investments under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF DECEMBER 31, 1998 AND 1997 -- (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) classification at the time of purchase and reevaluates such designations as of each balance sheet date. Short-term investments are considered to be held-to-maturity securities and are carried at the lower of amortized cost or market. The Company's short-term investments include securities of U.S. Government agencies, municipalities and corporations.

     INVENTORY -- Inventory, consisting of software media, manuals and related packaging materials, is stated at the lower of cost, determined on the first-in, first-out ("FIFO") basis, or market.

     PROPERTY AND EQUIPMENT -- Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range primarily from three to five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

     ACQUIRED INTANGIBLES -- Acquired intangibles include identifiable intangibles resulting from acquisitions such as completed technology, customer base and value assigned to the acquired companies work force. These intangibles are amortized over their determined useful lives, which range from three to seven years. Acquired intangibles also include goodwill resulting from acquisitions, which is being amortized over an economic life of seven years.

     SOFTWARE DEVELOPMENT COSTS -- The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs incurred prior to the establishment of technological feasibility are expensed as incurred and reflected as research and development costs in the accompanying statements of operations.

     There were no software development costs capitalized in the year ended December 31, 1998, the nine-month period ended December 31, 1997 or the fiscal year ended March 31, 1997. During these periods, the time between the establishment of technological feasibility and general release was very short. Consequently, costs otherwise capitalizable after technological feasibility were expensed as they were insignificant.

     COMPREHENSIVE INCOME -- The Company accounts for comprehensive income as prescribed by SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is the total of net income plus all changes in equity during the period except those resulting from investment by owners and distribution to owners. The Company's comprehensive income includes net income and cumulative adjustments in foreign currency translations.

     FOREIGN CURRENCY TRANSLATION -- In general, the functional currency of a foreign operation is deemed to be the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into United States dollars using the exchange rate in effect at the balance sheet date. Revenue and expense accounts for these operations are translated using the average exchange rate during the period. The effects of foreign currency translation adjustments are included as a separate component of shareholders' equity as accumulated other comprehensive income.

     INCOME TAXES -- The Company accounts for income taxes using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes".

     CREDIT RISK -- Accounts receivable consist of geographically dispersed customers and include allowances to record receivables at their estimated net realizable value. The Company maintains its cash, cash equivalents and short-term investments with high quality financial institutions or investment banks. Cash equivalents consist principally of U.S. government securities, commercial paper and money market funds that invest in government securities.

     BASIC AND DILUTED NET INCOME PER SHARE -- In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 is effective for financial statements issued after December 15, 1997, and requires dual presentation of basic and diluted earnings per share and restatement of

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF DECEMBER 31, 1998 AND 1997 -- (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) all previously reported earnings per share data. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share includes the potential dilution that could occur if the potentially dilutive securities like options or warrants were exercised or converted into common stock.

     In February 1998, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 98 on computation of earnings per share. SAB 98 replaces SAB 83 which previously required that all common stock, options and warrants issued within one year of an Initial Public Offering be included in the calculation of earnings per share as if outstanding for all periods presented. Under SAB 98, only issuances of common stock, options and warrants issued for nominal consideration in periods preceding an Initial Public Offering are required to be included in the calculation of earnings per share as if they were outstanding for all periods presented. In the periods preceding the Company's Initial Public Offering the Company had no issuances of common stock, options or warrants for nominal consideration.

     Earnings per share for all periods presented has been restated to comply with SFAS No. 128 and SAB No. 98.

     FISCAL YEAR END CHANGE -- In December of 1997, the Company changed its fiscal year end from a March 31 to a December 31 year-end. The transition period between the Company's old and new fiscal year end was the nine month period ended December 31, 1997. Currently, the Company's fiscal year runs from January 1 through December 31. Selected results for the corresponding nine-month period in 1996 are as follows (in thousands):

                                                              DECEMBER 31,
                                                                  1996
                                                               (UNAUDITED)
                                                              -------------
Revenue.....................................................     $29,318
Gross margin................................................      23,760
Operating expenses..........................................      19,724
Operating income............................................       4,036
Net income before income taxes..............................       4,262
Income tax provision........................................      (1,930)
Net income..................................................       2,332

     IMPAIRMENT OF LONG-LIVED ASSETS -- The Company complies with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company reviews its long-lived assets, which consist primarily of property and equipment and acquired intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. There were no impairment charges associated with long-lived assets for the year ended December 31, 1998, the nine months ended December 31, 1997 or the fiscal year ended March 31, 1997.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amounts of current assets and current liabilities in the accompanying financial statements approximate fair value due to their short term nature. The fair value of the notes payable approximates their carrying value at December 31, 1998.

     STOCK SPLIT AND INCREASE IN AUTHORIZED SHARES -- In August 1997, the Board of Directors approved a three-for-two stock split and, subject to shareholders' approval increased the authorized capital stock of the Company to consist of 40,000,000 shares of common stock, no par value, and 1,000,000 shares of preferred

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF DECEMBER 31, 1998 AND 1997 -- (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) stock, $0.01 par value per share. All share and per-share amounts in the accompanying financial statements have been restated to reflect the stock split and the increase in authorized shares.

     On September 11, 1997, the shareholders approved the increase in authorized shares.

2. SALE OF ASSETS

     Effective May 29, 1996, the Company licensed its small business accounting product line in return for royalties, payable over a four-year license period. Royalty income of approximately $2.0 million, $1.0 million and $644,000 was recognized from this agreement and is reflected in license fees and royalty in the accompanying statement of operations during the year ended December 31, 1998, the nine months ended December 31, 1997, and the fiscal year ended March 31, 1997 respectively. In March 1999, the purchaser of the Company's small business accounting product line exercised its option to acquire ownership of the product which required all outstanding royalties to become due immediately. The Company agreed to accept $1.8 million in cash and a non-interest bearing note due in December 1999 for the balance. The Company does not anticipate generating any additional revenue from this product after collecting on the note receivable.

3. ACQUISITIONS

     In March 1998, the Company acquired HR Management Software GmbH (HRS), a provider of human resource software in the European marketplace. The acquisition price was approximately $10.4 million consisting of $6.4 million in cash, 240,000 shares of Common Stock, and out-of-pocket acquisition costs of approximately $400,000. The closing occurred on March 31, 1998, therefore, the results of operations of HRS are included beginning April 1, 1998. The acquisition was accounted for as a purchase and the Company recorded a charge of approximately $3.9 million in the first quarter of 1998 to in-process research and development. The purchase price was allocated as follows:

Accounts receivable.........................................  $ 2,200,000
Other tangible assets.......................................      500,000
Existing products and technology............................      793,000
Other intangibles...........................................      276,000
Goodwill....................................................    5,515,000
Charge for in-process research and development..............    3,850,000
Liabilities assumed.........................................   (2,700,000)
                                                              -----------
                                                              $10,434,000
                                                              ===========

     The existing technology, acquired work force, and goodwill are being amortized over the expected economic useful lives, which range from three to seven years.

     The following consolidated proforma information assumes the HRS acquisition occurred on January 1, 1997 (In thousands, except per share data):

                                                              FOR THE TWELVE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
                                                                      (UNAUDITED)
Revenue.....................................................    $70,782        $52,083
Income (loss) from operations before income taxes...........      8,532         (7,844)
Net income (loss)...........................................      5,282         (3,761)
Earnings (loss) per share...................................    $   .43        $  (.37)

     In October 1998, the Company acquired certain technological assets of HRSoft, Inc, a provider of human resource software. The acquisition price was for approximately $1.8 million in cash including out-of-pocket

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF DECEMBER 31, 1998 AND 1997 -- (CONTINUED)

3. ACQUISITIONS -- (CONTINUED)
acquisition costs of approximately $200,000. The acquisition was accounted for as a purchase and the Company recorded a charge of approximately $320,000 in the fourth quarter of 1998 to in-process research and development. The remainder of the purchase price was allocated to existing products and goodwill in the amounts of $410,000 and $1.07 million, respectively. These amounts are being amortized over periods ranging from four to seven years.

     In December 1998, the Company invested in S&P AG, a provider of payroll software in the European marketplace. The investment was approximately $600,000 in cash for a 25% ownership interest. The investment is included in non-current other assets and is being accounted for under the equity method of accounting.

4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
Equipment and computer software.............................    $ 6,347        $ 4,665
Furniture and fixtures......................................      1,621            989
Leasehold improvements......................................      1,281            767
Accumulated depreciation and amortization...................     (4,916)        (4,239)
                                                                -------        -------
     Total..................................................    $ 4,333        $ 2,182
                                                                =======        =======

5. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
Compensation and benefits...................................     $5,528         $4,221
Taxes, other than income....................................        616            465
Royalties payable...........................................        197            299
Other.......................................................      1,615          1,272
                                                                 ------         ------
                                                                 $7,956         $6,257
                                                                 ======         ======

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF DECEMBER 31, 1998 AND 1997 -- (CONTINUED)

6. INCOME TAXES

     The provision for income taxes is summarized as follows (in thousands):

                                                         YEAR       NINE MONTHS      YEAR
                                                        ENDED          ENDED         ENDED
                                                     DECEMBER 31,   DECEMBER 31,   MARCH 31,
                                                         1998           1997         1997
                                                     ------------   ------------   ---------
Current:
  Federal..........................................     $4,820         $1,870       $ 1,745
  State............................................        803            280           230
                                                        ------         ------       -------
                                                         5,623          2,150         1,975
                                                        ------         ------       -------
Deferred:
  Federal..........................................     (1,700)           400           620
  State............................................       (343)           100            80
                                                        ------         ------       -------
                                                        (2,043)           500           700
                                                        ------         ------       -------
Decrease in valuation allowance....................        (80)          (300)       (1,200)
                                                        ------         ------       -------
                                                        $3,500         $2,350       $ 1,475
                                                        ======         ======       =======

     Significant components of the Company's deferred tax assets consist of the following (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
Foreign net operating loss carryforwards....................     $  833         $  500
Intangible assets...........................................      3,611          2,400
Depreciable assets..........................................        361            330
Other.......................................................      1,138            670
                                                                 ------         ------
     Total deferred tax assets..............................      5,943          3,900
     Valuation allowance....................................       (820)          (900)
                                                                 ------         ------
          Net deferred tax asset............................     $5,123         $3,000
                                                                 ======         ======

     During the fiscal year ended December 31, 1998, the nine month transition period ended December 31, 1997 and fiscal year ended March 31, 1997 the valuation allowance for deferred tax assets decreased by approximately $80,000, $300,000, and $1.2 million, respectively. This was the result of the Company's reevaluation of its future forecasted taxable income. The remaining valuation allowance relates to certain foreign net operating loss carryforwards as to which the Company is unable to make a judgment about the likelihood of realization. The Company believes it is more likely than not that all of the recorded net deferred tax asset will be realized.

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF DECEMBER 31, 1998 AND 1997 -- (CONTINUED)

6. INCOME TAXES -- (CONTINUED)
     The differences between the expected tax provision based on the federal income statutory rate and the actual provision for the year ended December 31, 1998, the nine months ended December 31, 1997 and the fiscal year ended March 31, 1997:

                                                         YEAR       NINE MONTHS      YEAR
                                                        ENDED          ENDED         ENDED
                                                     DECEMBER 31,   DECEMBER 31,   MARCH 31,
                                                         1998           1997         1997
                                                     ------------   ------------   ---------
Federal statutory rate.............................      34.0%          34.0%         34.0%
State income taxes.................................       5.0            6.0           5.0
Change in valuation allowance......................      (1.0)          (5.0)        (22.9)
Research and development credits...................      (2.5)            --            --
Foreign operating losses not deductible in U.S.....       1.5             --           5.0
Other nondeductible items..........................       1.0            3.0           3.9
                                                         ----           ----         -----
                                                         38.0%          38.0%         25.0%
                                                         ====           ====         =====

7. STOCK OPTION AND PURCHASE PLANS

     The Company has a nonqualified stock option plan for key employees. As of December 31, 1998 and 1997, a total of 52,000 and 135,500 shares of common stock, respectively, have been reserved for issuance under this plan. Options are exercisable for a period of one to ten years from the date of grant.

     In November 1992, the Company adopted a second stock option plan. A maximum of 1,875,000 shares of common stock may be granted as either incentive stock options or nonqualified options. As of December 31, 1998 and 1997, a total of 711,043 and 859,153 shares of common stock, respectively, have been reserved for issuance under this plan. Options are exercisable for a period of one to ten years from the date of grant.

     In August 1997, the Board of Directors adopted the 1997 Stock Incentive Plan (the "1997 Incentive Plan"). The Company has reserved 1,500,000 shares of common stock for issuance under the 1997 Incentive Plan. The 1997 Incentive Plan provides that a variety of awards, including stock options, stock appreciation rights and restricted and unrestricted stock grants, may be made to the Company's employees, officers, consultants and advisors who are expected to contribute to the Company's future growth and success. As of December 31, 1998, 510,500 options have been granted under this Plan.

     In August 1997, the Board of Directors adopted the Company's 1997 Director Stock Option Plan (the "Director Plan") to provide for the grant of non-statutory stock options to outside directors. All options granted under the Director Plan will have an exercise price equal to the fair market value of the common stock on the date of grant. The Company has reserved 150,000 shares for issuance under the Director Plan. As of December 31, 1998, 66,250 options have been granted under the Director Plan.

     Any difference between the fair market value of the stock and the option price at the date of grant is recorded as compensation expense over the vesting period, which is generally 60 months. For options granted prior to June 30, 1997, fair value was determined by independent appraisal. In July 1997, the Company granted options to purchase 114,150 shares of common stock at an exercise price of $8.00 per share. In connection with these grants, the Company recorded deferred compensation of approximately $138,000 in the quarter ended September 30, 1997, which is being amortized ratably over the option vesting period of five

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF DECEMBER 31, 1998 AND 1997 -- (CONTINUED)

7. STOCK OPTION AND PURCHASE PLANS -- (CONTINUED) years. As of December 31, 1998 and 1997, aggregate options available for future grant under the combined plans were 1,073,250 and 2,154,035, respectively. Option activity is summarized as follows:

                                                                                  WEIGHTED
                                                        OPTION                    AVERAGE
                                                      PRICE PER      EXPIRATION   EXERCISE
                                         OPTIONS        SHARE           DATE       PRICE
                                        ---------   --------------   ----------   --------
Options outstanding at March 31,
  1996................................  2,120,175   $   0.07-$3.33   1999-2005     $ 1.15
  Granted.............................    301,425        3.50-3.83                   3.67
  Canceled............................   (130,890)       2.00-3.83                   2.91
  Exercised...........................   (758,072)       0.07-3.33                   0.67
                                        ---------
Options outstanding at March 31,
  1997................................  1,532,638        0.07-3.83   1999-2006       1.74
  Granted.............................    427,105      3.83-13.125                  10.23
  Canceled............................    (23,700)       3.50-8.00                   4.67
  Exercised...........................   (681,690)       0.07-3.50                   0.52
                                        ---------
Options outstanding at December 31,
  1997................................  1,254,353      0.33-13.125   1999-2007       5.24
  Granted.............................    329,800    12.875-23.625                  19.69
  Canceled............................    (30,045)    2.333-23.625                   8.14
  Exercised...........................   (221,865)     .333-13.000                   2.50
                                        ---------
Options outstanding at December 31,
  1998................................  1,332,243   $ 0.333-23.625   1999-2008     $ 9.20
                                        =========

     As of December 31, 1998 and 1997, options to purchase 374,008 and 357,680 shares of common stock were exercisable with a weighted average exercise price of $4.13 and $2.09, respectively. The weighted-average remaining contractual life of options outstanding at December 31, 1998 and 1997, was 6.89 and 6.78 years, respectively.

     The Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors in August 1997. A total of 250,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period. As of December 31, 1998, 35,826 shares of common stock were issued under the Purchase Plan.

     The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", effective for the Company's March 31, 1997 financial statements. The Company applies Accounting Principles Boards ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock plans based on the intrinsic value of the stock option at the date of the grant (i.e. the difference between the exercise price and the fair value of the Company's stock). Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF DECEMBER 31, 1998 AND 1997 -- (CONTINUED)

7. STOCK OPTION AND PURCHASE PLANS -- (CONTINUED) those plans consistent with the method of SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                         YEAR       NINE MONTHS      YEAR
                                                        ENDED          ENDED         ENDED
                                                     DECEMBER 31,   DECEMBER 31,   MARCH 31,
                                                         1998           1997         1997
                                                     ------------   ------------   ---------
Net income, as reported............................     $5,623         $3,769       $4,436
Pro-forma..........................................     $4,466         $3,369       $4,304
Basic earnings per share, as reported..............     $ 0.49         $ 0.45       $ 0.67
Pro-forma..........................................     $ 0.39         $ 0.40       $ 0.65
Diluted earnings per share, as reported............     $ 0.46         $ 0.38       $ 0.54
Pro-forma..........................................     $ 0.37         $ 0.34       $ 0.52

     The fair value of each option is estimated on the date of grant using the Black-Scholes method with no dividend yield and the following assumptions:

                                                         YEAR       NINE MONTHS      YEAR
                                                        ENDED          ENDED         ENDED
                                                     DECEMBER 31,   DECEMBER 31,   MARCH 31,
                                                         1998           1997         1997
                                                     ------------   ------------   ---------
Expected life (in years)...........................         6              6            6
Expected volatility................................        75%            50%        0.00%
Risk free interest rate............................      5.00%          6.00%        6.00%

     The Company implemented SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128, basic net income per share and diluted net income per share can be reconciled as indicated below (in thousands, except per share data):

                                       YEAR ENDED                 NINE MONTHS ENDED                YEAR ENDED
                                    DECEMBER 31, 1998             DECEMBER 31, 1997              MARCH 31, 1997
                               ---------------------------   ---------------------------   ---------------------------
                                                 PER-SHARE                     PER-SHARE                     PER-SHARE
                               INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT
                               ------   ------   ---------   ------   ------   ---------   ------   ------   ---------
Basic net income per share:
  Income available to common
    shareholders.............  $5,623   11,455     $0.49     $3,769   8,445      $0.45     $4,436   6,581      $0.67
Effect of dilutive securities
  Preferred stock............      --       --                   --     416                    --     625
  Options and warrants.......      --      725                   --     948                    --   1,057
                               ------   ------               ------   -----                ------   -----
Diluted net income per share:
  Income available to common
    shareholders.............  $5,623   12,180     $0.46     $3,769   9,809      $0.38     $4,436   8,263      $0.54
                               ======   ======               ======   =====                ======   =====

     Options to purchase 259,700 shares of common stock at $10.25 and above per share were outstanding in the nine month period ended December 31, 1997, but were not included in the computation of diluted net income per share, because the options' exercise price was greater than the market price of the common shares at December 31, 1997.

8. REDEEMABLE SECURITIES

REDEEMABLE CONVERTIBLE CLASS A PREFERRED STOCK

     Upon the closing of the Company's Initial Public Offering of common stock, the preferred stock automatically converted to common stock.

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF DECEMBER 31, 1998 AND 1997 -- (CONTINUED)

8. REDEEMABLE SECURITIES -- (CONTINUED)
REDEEMABLE COMMON STOCK WARRANTS

     In connection with a subordinated debt financing, the Company issued a warrant to purchase 472,500 common shares at $2.67 per share. The warrant provides for adjustment of the warrant exercise price and/or the number of shares issuable upon the exercise of the warrant in the event of dilutive issuances of equity securities and have certain registration rights with respect to shares issued in connection with the exercise or conversion of the warrants. In addition, had the Company not consummated its Initial Public Offering, the warrant holder also would have had the right, after March 1998 (or upon a merger or sale of a substantial portion of the Company's assets), to require the Company to purchase all or a portion of the common stock issuable upon the exercise of the warrant or actually issued pursuant to the warrant in 1997 (the "put right"). These rights expired upon the consummation of the Company's Initial Public Offering. In 1997 the purchase price, or put value, would have been the value of the common stock at the time of redemption or, in the case of a redemption of the warrant, the value of the common stock less the warrant exercise price. The estimated redemption value of the warrant was accreted over the period to the earliest redemption date (March 1998). During the nine months ended December 31, 1997 and the fiscal year ended March 31, 1997, the exercise price of the warrant was reduced to $2.03 and $2.21, respectively, in exchange for the waiver of certain compliance provisions. The value of the reduction in the exercise of the warrant price of $86,000 and $215,000 was recorded as interest expense in the nine months ended December 31, 1997 and the twelve months ended March 31, 1997, respectively. During 1997, the holder elected to partially exercise the warrant of 119,204 shares of Common Stock in a cashless exercise transaction. As a result of this transaction, the holder of the warrant received 100,599 shares of Common Stock and 353,296 warrants remained exercisable. In April 1998 the holder exercised the remaining 353,296 warrants in a cashless exercise transaction resulting in the issuance of 317,000 shares of Common Stock.

     During 1994, the Company issued warrants to purchase 8,415 shares of Common Stock at $0.07 per share. The warrants were redeemable at $2.05 per share of Common Stock and have been recorded at their redemption price. During the nine months ended December 31, 1997 and the fiscal year ended March 31, 1997, warrants to purchase 2,910 and 2,625 shares of Common Stock were redeemed, respectively. The remaining warrants and put right expired upon the Initial Public Offering.

DIVIDENDS

     The Company paid dividends of $3,556,264 and $7,565,114 ($0.455 and $0.915 per share) on February 28, 1997 and June 27, 1997, for shareholders of record as of February 20, 1997 and June 27, 1997, respectively.

9. COMMITMENTS

     The Company leases office space and office equipment under noncancelable operating leases expiring through July 2003. Total rent expense for the year ended December 31, 1998, the nine months ended December 31, 1997 and the fiscal year ended March 31, 1997 was approximately $1,588,000, $945,000, and $1,290,000, respectively.

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF DECEMBER 31, 1998 AND 1997 -- (CONTINUED)

9. COMMITMENTS -- (CONTINUED)
     Future minimum lease payments as of December 31, due under these leases are as follows (in thousands):

                                                              OPERATING
                                                               LEASES
                                                              ---------
1999........................................................   $1,823
2000........................................................    2,011
2001........................................................    2,083
2002........................................................    1,591
2003........................................................      255
                                                               ------
                                                               $7,763
                                                               ======

     The Company does not have any material commitments related to its royalty obligations.

10. EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) Retirement Savings Plan (the "Plan") for the benefit of all employees who meet certain eligibility requirements. The Company will make a matching contribution in an amount equal to $0.50 for each $1.00 contributed by an employee up to a maximum of 2% of the participant's compensation as defined in the Plan. Company contributions made to the Plan for the year ended December 31, 1998, the nine months ended December 31, 1997 and the fiscal year ended March 31, 1997 were approximately $261,000, $164,000, and $159,000, respectively.

     The Company also has a profit sharing plan for the benefit of all employees who meet certain eligibility requirements. Contributions are made at the Board of Directors' discretion and are contingent upon the Company meeting established revenue and profit goals. The Company may make quarterly profit sharing distributions of up to 2% of eligible quarterly compensation to qualifying individuals' retirement accounts. Company contributions made to the Plan for the year ended December 31, 1998, the nine months ended December 31, 1997 and the fiscal year ended March 31, 1997 were approximately $310,000, $185,000, and $160,000, respectively.

11. SEGMENT REPORTING

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker of decision making group, in deciding how to allocate resources and in assessing performance.

INDUSTRY SEGMENTS

     Best Software, Inc. has three reportable segments: accounting (APG), human resources (HRPG), and European operations. They are strategic business units that offer different products and services or serve different geographic markets. They are managed separately as each business requires different technology, domain expertise, marketing strategy and knowledge, and level of services. The APG produces software to manage fixed assets, including depreciation calculations, maintaining detailed historical data, inventory of assets across the enterprise and preparing management and tax reports. This segment also provides various levels of support, implementation, training and consulting services for its customers. This segment is also developing a product to automate the corporate budgeting process. The HRPG produces software to provide a comprehensive solution for the management of human resources and payroll functions. The Company's

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF DECEMBER 31, 1998 AND 1997 -- (CONTINUED)

11. SEGMENT REPORTING -- (CONTINUED)
human resources products integrate human resource, payroll, recruitment and training data into a single database. The segment also provides various levels of support, implementation, training and consulting services for its customers. The European operations provide human resource software products to European customers. These products are separate and distinct from those sold by HRPG and are only sold in Europe. The segment also provides various levels of support, implementation, training and consulting services for its customers.

     The chief operating decision maker reviews profit (loss) for each reportable segment exclusive of the write-off of any purchased research and development, amortization of acquired intangibles, interest and taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies stated in Note 1 above. The Company did not have any customer which provides 10% or more of any segment's revenue. That portion of cash equivalents, short-term investments and related interest income, that are not identifiable with a particular segment are included in "Unallocated Corporate". Other products group includes information of certain other segments that do not meet the quantitative thresholds, including results of product sales from Canadian operations and certain royalty revenues.

                                                                          OTHER
                                                    TOTAL                PRODUCTS   UNALLOCATED   RECONCILING
                                 APG      HRPG     DOMESTIC   EUROPEAN    GROUP      CORPORATE       ITEMS       TOTAL
                               -------   -------   --------   --------   --------   -----------   -----------   -------
YEAR ENDED DECEMBER 31, 1998:
Revenue......................  $37,014   $26,487   $63,501    $ 5,202    $   627      $    --       $    --     $69,330
                               -------   -------   -------    -------    -------      -------       -------     -------
Segment operating income
  (loss), exclusive of
  write-off of purchased
  research and development
  and amortization of
  acquired intangibles.......  $13,294   $ 4,737   $18,031    $  (441)   $  (804)     $(4,934)      $    --     $11,852
Write-off of purchased
  research and development...       --      (320)     (320)    (3,850)        --           --            --      (4,170)
                                         -------   -------    -------                                           -------
Amortization of acquired
  intangibles................       --       (64)      (64)      (818)        --           --            --        (882)
                                         -------   -------    -------                                           -------
Segment operating
  income(loss)...............  $13,294   $ 4,353   $17,647    $(5,109)   $  (804)     $(4,934)      $    --     $ 6,800
Segment assets...............  $43,121   $17,688   $60,809    $ 1,956    $(1,826)     $18,178       $(4,547)    $74,570
Long lived assets............                      $ 5,086    $ 6,179    $    83      $   163            --     $11,511

NINE MONTHS ENDED DECEMBER
  31, 1997:
Revenue......................  $22,005   $14,239   $36,244    $    --    $   297      $    --       $    --     $36,541
                               -------   -------   -------    -------    -------      -------       -------     -------
Segment operating income
  (loss).....................  $ 6,821   $ 2,189   $ 9,010    $    --    $  (644)     $(2,510)      $    --     $ 5,856
                               -------   -------   -------    -------    -------      -------       -------     -------
Segment assets...............  $30,242   $12,572   $42,814    $    --    $(1,084)     $15,280       $    --     $57,010
                               -------   -------   -------    -------    -------      -------       -------     -------
Long lived assets............                      $ 2,109    $    --    $    38      $    35                   $ 2,182

YEAR ENDED MARCH 31, 1997:
Revenue......................  $24,311   $15,132   $39,443    $    --    $    41      $    --       $    --     $39,484
                               -------   -------   -------    -------    -------      -------       -------     -------
Segment operating income
  (loss).....................  $ 6,821   $ 2,972   $ 9,793    $    --    $  (658)     $(3,575)      $    --     $ 5,560
                               -------   -------   -------    -------    -------      -------       -------     -------
Segment assets...............  $22,197   $ 7,512   $29,709    $    --    $  (535)     $(8,014)      $    --     $21,160
                               -------   -------   -------    -------    -------      -------       -------     -------
Long lived assets............                      $ 1,687    $    --    $    57      $    30       $    --     $ 1,774

                              BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF DECEMBER 31, 1998 AND 1997 -- (CONTINUED)

12. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly supplemental consolidated financial information for the fiscal years ended December 31, 1998 and 1997 are as follows (in thousands, except per share data):

QUARTERS ENDING THROUGH DECEMBER 31, 1998

     The following information has been restated to reflect adjustments to the write off of purchased research and development and related amortization, from that previously reported in the Company's 10-Qs as of March 31, June 30 and September 30, 1998:

                                            MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                              1998        1998         1998            1998
                                            ---------   --------   -------------   ------------
Revenue...................................   $13,698    $16,253       $18,002        $21,377
Operating (loss) income...................    (1,266)     2,147         2,535          3,384
Net (loss) income.........................      (402)     1,665         1,941          2,419
Dilutive net (loss) income per share......   $  (.04)   $   .14       $   .16        $   .20
Shares used in per share computation......    10,981     12,249        12,284         12,370

QUARTERS ENDING THROUGH DECEMBER 31, 1997

                                           MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                             1997        1997         1997            1997
                                           ---------   --------   -------------   ------------
Revenue..................................   $10,166    $10,646       $11,825        $14,070
Operating income.........................     1,524        867         1,698          3,291
Net income...............................     2,104        349         1,095          2,325
Dilutive net income per share............   $   .25    $   .04       $   .12        $   .20
Shares used in per share computation.....     8,356      8,624         8,848         11,751

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Best Software, Inc.:

     We have audited in accordance with generally accepted auditing standards the financial statements of Best Software, Inc. included in this Form 10-K and have issued our report thereon dated January 21, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Washington, D.C.
January 21, 1999

                                  SCHEDULE II

                              BEST SOFTWARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997,
                    THE NINE MONTHS ENDED DECEMBER 31, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                  CHARGED TO
                                                                                   REVENUE
                                                      BEGINNING                      AND       ENDING
                                                       BALANCE    DEDUCTIONS(1)    EXPENSE     BALANCE
                                                      ---------   -------------   ----------   -------
March 31, 1997
     Allowance for accounts receivable..............   $1,507        $  (866)       $  191      $832
December 31, 1997
     Allowance for accounts receivable..............   $  832        $  (456)       $  615      $991
December 31, 1998
     Allowance for accounts receivable..............   $  991        $(1,242)       $1,189      $938

---------------
(1) Represents product returns, trade receivables written off, and credits applied.