Form 10-Q/A
period 1998-03-31
BEST SOFTWARE INC
filed 1999-04-22
CIK 1043431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A
                          AMENDMENT NO. 2 TO FORM 10-Q

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
  (State or other jurisdiction           (Primary Standard Industrial         (I.R.S. Employer
of incorporation or organization)         Classification Code Number)        Identification No.)

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

                                                              NUMBER OF
                                                                SHARES
                                                            OUTSTANDING ON
                    TITLE OF CLASS                          APRIL 30, 1998
                    --------------                          --------------
Common Stock, no par value.............................       11,261,278

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BEST SOFTWARE, INC.

        AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

     This Quarterly Report on Form 10-Q/A is being filed by Best Software, Inc. (the "Company") to amend and restate Items 1 and 2 of Part I and Exhibits 11 and 27 of the Company's Form 10-Q for the quarter ended March 31, 1998 to reflect the Company's re-evaluation of write-off for in-process research and development with regard to a certain acquisition. See Note 1 to the Consolidated Financial Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
PART I  FINANCIAL INFORMATION
  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of March 31, 1998 and
     December 31, 1997......................................    3
  Consolidated Statements of Operations for the three months
     ended March 31, 1998 and 1997..........................    4
  Consolidated Statements of Cash Flows for the three months
     ended March 31, 1998 and 1997..........................    5
  Notes to Consolidated Financial Statements................    6
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS....................    8
  SIGNATURE.................................................   15
  EXHIBIT INDEX.............................................   16

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              BEST SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $23,521       $33,164
  Short-term investments....................................     20,074        12,268
  Accounts receivable, net of allowance ($1,001 and $991
     respectively)..........................................      5,857         4,661
  Inventory.................................................        296           280
  Prepaid expenses and other current assets.................      2,959         1,419
  Deferred tax asset........................................      1,000           700
                                                                -------       -------
          Total.............................................     53,707        52,492
                                                                -------       -------
Property and equipment, net.................................      2,766         2,182
Deferred tax asset..........................................      3,470         2,300
Acquired intangibles, net...................................      6,580            --
Other assets................................................        366            36
                                                                -------       -------
          Total.............................................    $66,889       $57,010
                                                                =======       =======
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................    $13,332       $10,375
  Notes payable -- current..................................      1,455           650
  Deferred maintenance and services revenue.................     16,544        14,918
                                                                -------       -------
          Total.............................................     31,331        25,943
                                                                -------       -------
Note payable -- noncurrent..................................        117            --
Deferred maintenance and services revenue...................      1,090         1,313
Other noncurrent liabilities................................      1,176            --
                                                                -------       -------
          Total liabilities.................................     33,714        27,256
                                                                -------       -------
Shareholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
     authorized, none issued................................         --            --
  Common stock, no par value; 40,000,000 shares authorized;
     11,243,730 and 10,913,385 issued and outstanding,
     respectively...........................................     37,084        33,604
  Additional paid-in capital................................      1,335         1,000
  Deferred compensation.....................................       (116)         (124)
  Accumulated deficit.......................................     (5,128)       (4,726)
                                                                -------       -------
          Total shareholders' equity........................     33,175        29,754
                                                                -------       -------
          Total.............................................    $66,889       $57,010
                                                                =======       =======

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Revenue:
  License fees and royalty..................................    $ 6,803       $ 4,990
  Services..................................................      6,895         5,176
                                                                -------       -------
          Total.............................................     13,698        10,166
                                                                -------       -------
Cost of revenue:
  License fees and royalty..................................        440           803
  Services..................................................      2,139         1,565
                                                                -------       -------
          Total.............................................      2,579         2,368
                                                                -------       -------
Gross margin................................................     11,119         7,798
                                                                -------       -------
Operating expenses:
  Sales and marketing.......................................      4,704         3,544
  Research and development..................................      2,121         1,338
  General and administrative................................      1,710         1,392
  Write-off of purchased research and development...........      3,850            --
                                                                -------       -------
          Total.............................................     12,385         6,274
                                                                -------       -------
Operating (loss) income.....................................     (1,266)        1,524
Other income, net...........................................        594           125
                                                                -------       -------
(Loss) income from operations before income taxes...........       (672)        1,649
Income tax benefit..........................................       (270)         (455)
                                                                -------       -------
Net (loss) income...........................................    $  (402)      $ 2,104
                                                                =======       =======
Basic net (loss) income per share...........................    $ (0.04)      $  0.31
                                                                =======       =======
Diluted net (loss) income per share.........................    $ (0.04)      $  0.25
                                                                =======       =======
Basic weighted average shares outstanding...................     10,981         6,731
                                                                =======       =======
Diluted weighted average shares outstanding.................     10,981         8,356
                                                                =======       =======

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 1998          1997
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Net (loss) income...........................................   $   (402)      $ 2,104
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................        383           264
  Compensation associated with stock options................          6            --
  Write-off of purchased research and development...........      3,850            --
  Deferred tax asset........................................     (1,470)       (1,097)
(Increase) decrease in assets:
  Accounts receivable (net).................................        200         1,934
  Inventory.................................................         (6)           50
  Prepaid expenses and other assets.........................       (586)          511
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses.....................      2,552           534
  Deferred maintenance and services revenue.................        904          (430)
  Other (net)...............................................         (3)            3
                                                               --------       -------
     Net cash provided by operating activities..............      5,428         3,873
                                                               --------       -------
Cash flows from investing activities:
  Purchases of property and equipment.......................       (652)         (281)
  Purchases of short-term investments.......................    (13,695)           --
  Sales of short-term investments...........................      5,889            --
  Acquisition of HR Management Software GmbH................     (6,800)           --
                                                               --------       -------
     Net cash used in investing activities..................    (15,258)         (281)
                                                               --------       -------
Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants......        193           409
  Purchase and retirement of treasury stock.................         (6)         (295)
  Cash dividends paid to shareholders.......................         --        (3,556)
  Principal payments under capital lease obligation.........         --           (16)
                                                               --------       -------
     Net cash provided by (used in) financing activities....        187        (3,458)
                                                               --------       -------
Net (decrease) increase in cash and cash equivalents........     (9,643)          134
Cash and cash equivalents, beginning of period..............     33,164        13,231
                                                               --------       -------
Cash and cash equivalents, end of period....................   $ 23,521       $13,365
                                                               ========       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
     Income taxes...........................................   $     --       $    77
     Interest...............................................   $     13       $    24
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
     240,000 shares issued to HR Management Software GmbH...   $  3,630       $    --

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31, 1998 (UNAUDITED)

1.   BASIS OF PRESENTATION AND RESTATEMENT

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

     In a letter to the American Institute of Certified Public Accountants dated September 9, 1998, the Securities and Exchange Commission ("SEC") expressed its views on purchased in-process research and development ("IPR&D") charges. After discussions with the Staff of the SEC and pursuant to the guidance in this letter, the Company has reallocated the purchase price associated with its March 1998 acquisition of HR Management Software GmbH. As a result, the original amount of purchase price that was allocated to IPR&D was reduced by $5.5 million to $3.9 million, intangible assets were increased by $5.5 million to $6.6 million and will be amortized over three to seven years, and the deferred tax asset was reduced by $2.1 million to $4.5 million. The Company believes this change has no economic impact on the Company's financial position or liquidity.

     The effect of the restatement on the Company's previously reported consolidated financial statements for the first quarter of 1998 is as follows (in thousands except per share amounts):

                                                                 THREE MONTHS ENDED
                                                                   MARCH 31, 1998
                                                              -------------------------
                                                              AS REPORTED    RESTATED
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Statement of Operations data:
     Write-off of purchased research and development........    $ 9,370       $ 3,850
     Total operating expenses...............................     17,905        12,385
     Loss from operations before income taxes...............     (6,192)         (672)
     Income tax benefit.....................................     (2,400)         (270)
     Net loss...............................................     (3,792)         (402)
     Basic and diluted net loss per share...................    $ (0.35)      $ (0.04)

     Acquired intangibles were previously reported in other assets.

                              BEST SOFTWARE, INC.

                                                                   MARCH 31, 1998
                                                              -------------------------
                                                              AS REPORTED    RESTATED
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Balance Sheet data:
     Deferred tax asset.....................................    $ 6,600       $ 4,470
     Acquired intangibles, net..............................      1,060         6,580
     Total assets...........................................     63,499        66,889
     Common Stock...........................................     33,454        37,084
     Additional Paid-in-capital.............................      4,965         1,335
     Accumulated deficit....................................     (8,518)       (5,128)
     Total shareholders' equity.............................     29,785        33,175
     Total liabilities and shareholders' equity.............    $63,499       $66,889

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

     Earnings per share for all 1997 periods presented has been restated to comply with SFAS No. 128 and SAB No. 98.

     In accordance with SFAS No. 128, basic net income per share and diluted net income per share can be reconciled as indicated below (in thousands, except per share data) (unaudited):

                                                 THREE MONTHS ENDED             THREE MONTHS ENDED
                                                   MARCH 31, 1998                 MARCH 31, 1997
                                            ----------------------------   ----------------------------
                                                              PER-SHARE                      PER-SHARE
                                            INCOME   SHARES     AMOUNT     INCOME   SHARES     AMOUNT
                                            ------   ------   ----------   ------   ------   ----------
Basic net (loss)income per share:
  (Loss) income available to common
     shareholders.........................  $(402)   10,981     $(0.04)    $2,104   6,731      $0.31
Effect of dilutive securities
  Preferred stock.........................               --                           625
  Options and warrants....................               --                         1,000
                                            -----    ------                ------   -----
Diluted net income per share:
  Income available to common
     shareholders.........................  $(402)   10,981     $(0.04)    $2,104   8,356      $0.25
                                            =====    ======                ======   =====

                              BEST SOFTWARE, INC.

3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants (the "AICPA") has issued a Statement of Position (the "SOP") SOP 97-2, "Software Revenue Recognition". The Company has adopted SOP 97-2 effective January 1, 1998. The adoption of SOP 97-2 did not have a material impact on the Company.

     In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 becomes effective for the Company's year-end 1998 financial statements. The Company is evaluating this statement to determine the impact on its reporting and disclosure requirements. The Company adopted SFAS No. 130 effective January 1, 1998 which requires companies to report comprehensive income which is the total of net income plus all changes in equity during a period except those resulting from investment by owners and distribution to owners. Comprehensive income is identical to net income (loss) for all periods presented herein. The Company expects comprehensive income in future periods to differ as it will encompass foreign currency translation adjustments due to the Company's Canadian operations and German acquisition.

4.  ACQUISITION

     In March 1998, the Company acquired HR Management Software GmbH (HRS), a provider of human resource software in the European marketplace. The acquisition price was for approximately $10.4 million consisting of $6.4 million in cash, 240,000 shares of Common Stock, and out-of-pocket acquisition costs of approximately $400,000. The closing occurred on March 31, 1998; therefore, the results of operations of HRS are included beginning April 1, 1998. The acquisition was accounted for as a purchase and the Company recorded a charge of approximately $3.9 million in the first quarter of 1998 to in-process research and development, after giving effect to the re-evaluation described in Note 1 above.

     The remaining purchase price resulted in an excess of the purchase price over the fair value of the net assets of approximately $6.6 million. The Company also acquired tangible assets of approximately $2.7 million consisting primarily of accounts receivable and fixed assets and assumed liabilities of $2.7 million.

     The following consolidated proforma information assumes the HRS acquisition occurred on January 1, 1997 (in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                          1998          1997
                                                       -----------   -----------
                                                       (UNAUDITED)   (UNAUDITED)
Revenue..............................................    $15,150       $11,292
Loss from operations before income taxes.............       (656)       (2,111)
Net loss.............................................       (386)         (192)
Loss per share.......................................      (0.34)        (0.02)

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

                               OPERATING RESULTS

     The following table sets forth for the periods indicated certain consolidated statement of operations data expressed as a percentage of total revenue:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                              ---------------------------------
                                                                 1998                  1997
                                                                 ----                  ----
                                                              (UNAUDITED)           (UNAUDITED)
Revenue:
  License fees and royalty..................................      49.7%                 49.1%
  Services..................................................      50.3                  50.9
                                                                 -----                 -----
          Total.............................................     100.0                 100.0
                                                                 -----                 -----
Cost of revenue:
  License fees and royalty..................................       3.2                   7.9
  Services..................................................      15.6                  15.4
                                                                 -----                 -----
          Total.............................................      18.8                  23.3
                                                                 -----                 -----
Gross margin................................................      81.2                  76.7
                                                                 -----                 -----
Operating expenses:
  Sales and marketing.......................................      34.3                  34.9
  Research and development..................................      15.5                  13.2
  General and administrative................................      12.5                  13.6
  Write-off of purchased research and development...........      28.1                   0.0
                                                                 -----                 -----
          Total.............................................      90.4                  61.7
                                                                 -----                 -----
Operating (loss) income.....................................      (9.2)                 15.0
Other income, net...........................................       4.3                   1.2
                                                                 -----                 -----
(Loss) income from operations before income taxes...........      (4.9)                 16.2
Income tax benefit..........................................      (2.0)                 (4.5)
                                                                 -----                 -----
Net (loss) income...........................................      (2.9)%                20.7%
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

     Write-off of Purchased Research and Development. The write-off is the result of the purchased research and development associated with the Company's acquisition of HRS described in Note 4 of the financial statements. The one time charge of approximately $3.9 million represents 28.1% of total revenue for the three months ended March 31, 1998.

     In connection with the acquisition of HRS, the Company allocated $3.9 million of the $10.4 million purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on future cash flows that have been adjusted by the project's cost-based completion percentage of 35 percent. At the acquisition date, the development of this project had not yet reached technological feasibility and the in-process research & development ("IPR&D") in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The remainder of the purchase price was allocated to completed technology, other intangibles and goodwill in the amounts of $793,000, $278,000, and $5,515,000 respectively. These amounts are being amortized over periods ranging from three to seven years.

     The Company used an independent third-party appraiser to assess and value the IPR&D. The values assigned to this asset were determined by identifying significant research projects for which technological feasibility had not been established. In the case of HRS, this included the development, programming and testing activities associated with the creation of Generation X, a new HR system for the European middle market. Valuation of non Generation X development efforts in the future has been excluded from the research and development appraisal.

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

     Revenue growth rates for HRS were estimated by a third party appraiser based on a detailed forecast prepared by management, as well as the appraiser's discussions with finance, marketing, and engineering representatives of Best and HRS. Revenue growth rates beyond 2000 were based on industry growth expectations. Allocation of total HRS projected revenues to IPR&D was based on the appraiser's discussions with Best and HRS management. The preponderance of future revenues is expected to originate from the sale of products that are not yet completed. HRS's existing products and technologies are rapidly approaching obsolescence and future performance is highly dependent on the successful completion of new HR systems being developed by HRS.

     Selling, general and administrative expenses and profitability estimates were determined based on management forecasts as well as an analysis of comparable companies' margin expectations, including those of the Company.

     The projections utilized in the transaction pricing and purchase price allocation analysis exclude the potential synergistic benefits related specifically to Best's ownership. Due to the relatively early stage of the development and reliance on future, unproven products and technologies, the cost of capital (discount rate) for HRS was estimated using venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the development projects, a discount rate of 30 to 33 percent was used to discount cash flows from the in-process products. Because the in-process projects are such an integral part of the business enterprise, only a moderate increase in the discount rate for the in-process technology was deemed appropriate. This discount rate is commensurate with HRS's market position, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, the uncertainty surrounding the European economy, the impact of the Euro conversion on the European economy, and the uncertainty related to technological advances that could render even HRS's development stage technologies obsolete.

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

     Remaining development efforts for HRS's research and development include various phases of development, programming and testing. Costs to complete the IPR&D are expected to approximate $4.3 million over the next two to three years. Anticipated completion dates for the projects in progress will occur in 1999 at which time the Company expects to begin generating the economic benefits from the technologies. Funding for such projects is expected to be obtained from internally generated sources.

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

     Other Income, Net. Other income consists primarily of earnings from investments, net of any interest expense. Other income, net was $125,000 for the three months ended March 31, 1997 and $594,000 for the three months ended March 31, 1998. The significant dollar increase was due to increased interest income through investing the proceeds of the Initial Public Offering.

     Benefit for Income Taxes. The benefit for income taxes was $455,000 and $270,000 for the three months ended March 31, 1997 and 1998, representing 27.6% and 40.2% of income (loss) before taxes, respectively. For the three months ended March 31, 1997, the difference between the expected tax provision based on Federal statutory rates and the effective tax rate resulted principally from tax benefits relating to a reduction of the valuation allowance against the Company's deferred tax asset based on management's analysis of current levels of earnings and anticipated operating results.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its operations through cash provided by operations. The Company had cash, cash equivalents and short-term investments of $43.6 million at March 31, 1998. The Company's short-term investments include securities of U.S. Government agencies, municipalities and corporations.

     For the three months ended March 31, 1998 and 1997, net cash provided by operating activities was $5.4 million and $3.9 million, respectively. The increase in cash provided by operating activities was primarily a result of an increase in current liabilities and the net effect of the one-time charge against earnings for purchased research and development from the acquisition of HRS.

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

     Net cash provided by (used in) financing activities for the three months ended March 31, 1998 and 1997 was $187,000 and ($3.5) million, respectively. During the three months ended March 31, 1997, the principal use of cash was the payment of a dividend, the repurchase of treasury shares and the repayment of a note.

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

                                          BEST SOFTWARE, INC.

                                          By:    /s/ DAVID N. BOSSERMAN
                                            ------------------------------------
                                                     David N. Bosserman
                                                 Executive Vice President,
                                                Chief Financial Officer and
                                                          Treasurer

Date: April 22, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------
    11        -- Computation of Earnings per Share
    27        -- Financial Data Schedule*

---------------
* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.