Form 10-Q/A
period 1998-06-30
BEST SOFTWARE INC
filed 1999-04-22
CIK 1043431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

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

                                                               NUMBER OF
                                                                 SHARES
                                                             OUTSTANDING ON
                      TITLE OF CLASS                         JULY 31, 1998
                      --------------                        ----------------
Common Stock, no par value................................     11,602,966

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BEST SOFTWARE, INC.

        AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

     This Quarterly Report on Form 10-Q/A is being filed by Best Software, Inc. (the "Company") to amend and restate Items 1 and 2 of Part I and Exhibit 27 of the Company's Form 10-Q for the quarter ended June 30, 1998 to reflect the Company's re-evaluation of write-off for in-process research and development with regard to a certain acquisition. See Note 1 to the Consolidated Financial Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
PART I  FINANCIAL INFORMATION
  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)
  Consolidated Balance Sheets as of June 30, 1998 and
     December 31, 1997......................................    3
  Consolidated Statements of Operations for the three and
     six months ended June 30, 1998 and 1997................    4
  Consolidated Statements of Cash Flows for the six months
     ended June 30, 1998 and 1997...........................    5
  Notes to Consolidated Financial Statements................    6
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS....................    9
  SIGNATURE.................................................   18
  EXHIBIT INDEX.............................................   19

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              BEST SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $27,409       $33,164
  Short-term investments....................................     16,126        12,268
  Accounts receivable, net of allowance ($1,456 and $991
     respectively)..........................................      6,381         4,661
  Inventory.................................................        313           280
  Prepaid expenses and other current assets.................      2,680         1,419
  Deferred tax asset........................................      1,250           700
                                                                -------       -------
          Total.............................................     54,159        52,492
                                                                -------       -------
Property and equipment, net.................................      2,918         2,182
Deferred tax asset..........................................      3,290         2,300
Acquired intangibles, net...................................      6,307            --
Other assets................................................        384            36
                                                                -------       -------
          Total.............................................    $67,058       $57,010
                                                                =======       =======
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................    $12,313       $10,375
  Notes payable -- current..................................        414           650
  Deferred maintenance and services revenue.................     17,261        14,918
                                                                -------       -------
          Total.............................................     29,988        25,943
                                                                -------       -------
Note payable -- noncurrent..................................        116            --
Deferred maintenance and services revenue...................        999         1,313
Other noncurrent liabilities................................        820            --
                                                                -------       -------
          Total liabilities.................................     31,923        27,256
                                                                -------       -------
Shareholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
     authorized, none issued................................         --            --
  Common stock, no par value; 40,000,000 shares authorized;
     11,601,266 and 10,913,385 shares issued and
     outstanding, respectively..............................     37,260        33,604
  Additional paid-in capital................................      1,436         1,000
  Deferred compensation.....................................       (109)         (124)
  Accumulated other comprehensive income....................         10            --
  Accumulated deficit.......................................     (3,462)       (4,726)
                                                                -------       -------
          Total shareholders' equity........................     35,135        29,754
                                                                -------       -------
          Total.............................................    $67,058       $57,010
                                                                =======       =======

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                                 -------------------------   -------------------------
                                                    1998          1997          1998          1997
                                                 -----------   -----------   -----------   -----------
                                                 (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Revenue:
  License fees and royalty.....................    $ 8,339       $ 5,358       $15,142       $10,348
  Services.....................................      7,914         5,288        14,809        10,464
                                                   -------       -------       -------       -------
          Total................................     16,253        10,646        29,951        20,812
                                                   -------       -------       -------       -------
Cost of revenue:
  License fees and royalty.....................        455           371           895         1,174
  Services.....................................      2,807         1,470         4,946         3,035
                                                   -------       -------       -------       -------
          Total................................      3,262         1,841         5,841         4,209
                                                   -------       -------       -------       -------
Gross margin...................................     12,991         8,805        24,110        16,603
                                                   -------       -------       -------       -------
Operating expenses:
  Sales and marketing..........................      5,847         4,305        10,551         7,849
  Research and development.....................      2,700         2,048         4,821         3,386
  General and administrative...................      2,024         1,585         3,734         2,977
  Write-off of purchased research and
     development...............................         --            --         3,850            --
  Amortization of acquired intangibles.........        273            --           273            --
                                                   -------       -------       -------       -------
          Total................................     10,844         7,938        23,229        14,212
                                                   -------       -------       -------       -------
Operating income...............................      2,147           867           881         2,391
Other income (expense), net....................        558          (293)        1,152          (168)
                                                   -------       -------       -------       -------
Income from operations before income taxes.....      2,705           574         2,033         2,223
Income tax provision (benefit).................      1,040           225           770          (230)
                                                   -------       -------       -------       -------
Net income.....................................    $ 1,665       $   349       $ 1,263       $ 2,453
                                                   =======       =======       =======       =======
Basic net income per share.....................    $  0.14       $   .05       $  0.11       $  0.36
                                                   =======       =======       =======       =======
Diluted net income per share...................    $  0.14       $   .04       $  0.10       $  0.29
                                                   =======       =======       =======       =======
Basic weighted average shares outstanding......     11,568         7,000        11,276         6,866
                                                   =======       =======       =======       =======
Diluted weighted average shares outstanding....     12,249         8,624        12,052         8,375
                                                   =======       =======       =======       =======

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Net income..................................................   $  1,263      $  2,453
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      1,016           630
  Compensation associated with stock options................         13            --
  Modification of warrants and amortization of debt
     discount...............................................         --           301
  Tax benefit from options exercised........................        426           538
  Write-off of purchased research and development...........      3,850            --
  Deferred taxes............................................     (1,540)       (1,098)
(Increase) decrease in assets:
  Accounts receivable, net..................................       (340)          656
  Inventory.................................................        (23)           12
  Prepaid expenses and other assets.........................       (332)           23
Increase in liabilities:
  Accounts payable and accrued expenses.....................      1,660         1,935
  Deferred maintenance and services revenue.................      1,530           914
                                                               --------      --------
     Net cash provided by operating activities..............      7,523         6,364
                                                               --------      --------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (1,155)         (430)
  Purchases of short-term investments.......................    (21,037)           --
  Sales of short-term investments...........................     17,178            --
  Acquisition of HR Management Software GmbH................     (6,800)           --
                                                               --------      --------
     Net cash used in investing activities..................    (11,814)         (430)
                                                               --------      --------
Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants......        265           513
  Purchase and retirement of treasury stock.................       (355)       (1,089)
  Cash dividends paid to shareholders.......................         --       (11,121)
  Principal payments on notes payable or capital lease
     obligation.............................................     (1,391)          (39)
                                                               --------      --------
     Net cash used in financing activities..................     (1,481)      (11,736)
                                                               --------      --------
Effect of exchange rate changes.............................         17            --
                                                               --------      --------
Net decrease in cash and cash equivalents...................     (5,755)       (5,802)
Cash and cash equivalents, beginning of period..............     33,164        13,231
                                                               --------      --------
Cash and cash equivalents, end of period....................   $ 27,409      $  7,429
                                                               ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
     Income taxes...........................................   $  1,669      $    235
     Interest...............................................   $     35      $    485

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
     240,000 shares issued to HR Management Software GmbH...   $  3,630      $     --

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

     The effect of the restatement on the Company's previously reported condensed consolidated financial statements as of and for the three and six month periods ended June 30, 1998 is as follows (in thousands except per share amounts):

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30, 1998               JUNE 30, 1998
                                                  -------------------------   -------------------------
                                                  AS REPORTED    RESTATED     AS REPORTED    RESTATED
                                                  -----------   -----------   -----------   -----------
                                                  (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Statement of Operations data:
  General and Administrative....................    $ 2,096       $ 2,024       $ 3,806       $ 3,734
  Write-off of purchased research and
     development................................         --            --         9,370         3,850
  Amortization of acquired intangibles..........         --           273            --           273
  Total operating expenses......................     10,643        10,844        28,548        23,229
  Income (loss) from operations before income
     taxes......................................      2,906         2,705        (3,286)        2,033
  Income tax provision (benefit)................      1,110         1,040        (1,290)          770
  Net income (loss).............................      1,796         1,665        (1,996)        1,263
  Basic net income (loss) per share.............       0.16          0.14         (0.18)         0.11
  Diluted net income (loss) per share...........    $  0.15       $  0.14       $ (0.18)      $  0.10

                              BEST SOFTWARE, INC.

     Acquired intangibles were previously reported in other assets.

                                                                    JUNE 30, 1998
                                                              -------------------------
                                                              AS REPORTED    RESTATED
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Balance Sheet data:
  Deferred tax asset........................................    $ 6,600       $ 4,540
  Acquired intangibles, net.................................        988         6,307
  Total assets..............................................     63,799        67,058
  Common Stock..............................................     33,630        37,260
  Additional Paid-in-capital................................      5,066         1,436
  Accumulated deficit.......................................     (6,721)       (3,462)
  Total shareholders' equity................................     31,876        35,135
  Total liabilities and shareholders' equity................    $63,799       $67,058

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

                              BEST SOFTWARE, INC.

     In accordance with SFAS No. 128, basic net income per share and diluted net income per share can be reconciled as indicated below (in thousands, except per share data) (unaudited):

                                                 THREE MONTHS ENDED            THREE MONTHS ENDED
                                                    JUNE 30, 1998                 JUNE 30, 1997
                                             ---------------------------   ---------------------------
                                                               PER-SHARE                     PER-SHARE
                                             INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT
                                             ------   ------   ---------   ------   ------   ---------
Basic net income per share:
  Income available to common
     shareholders..........................  $1,665   11,568     $0.14      $349    7,000      $0.05
Effect of dilutive securities
  Preferred stock..........................               --                          625
  Options and warrants.....................              681                          999
                                             ------   ------                ----    -----
Diluted net income per share:
  Income available to common
     shareholders..........................  $1,665   12,249     $0.14      $349    8,624      $0.04
                                             ======   ======                ====    =====

                                                 SIX MONTHS ENDED              SIX MONTHS ENDED
                                                   JUNE 30, 1998                 JUNE 30, 1999
                                            ---------------------------   ---------------------------
                                                              PER-SHARE                     PER-SHARE
                                            INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT
                                            ------   ------   ---------   ------   ------   ---------
Basic net income per share:
  Income available to common
     shareholders.........................  $1,263   11,276     $0.11     $2,453   6,866      $0.36
Effect of dilutive securities
  Preferred stock.........................               --                          625
  Options and warrants....................              776                          884
                                            ------   ------               ------   -----
Diluted net income per share:
  Income available to common
     shareholders.........................  $1,263   12,052     $0.10     $2,453   8,375      $0.29
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

     The following consolidated proforma information assumes the HRS acquisition occurred on January 1, 1997 (in thousands, except per share data):

                                                               FOR THE SIX MONTHS ENDED
                                                              ---------------------------
                                                                JUNE 30,       JUNE 30,
                                                                  1998           1997
                                                              ------------   ------------
                                                              (UNAUDITED)    (UNAUDITED)
Revenue.....................................................    $31,403        $23,288
Income (loss) from operations before income taxes...........      2,049         (1,918)
Net income (loss)...........................................      1,279            (80)
Income (loss) per share.....................................    $  0.11        $ (0.01)

5.  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income and all other nonowner changes in equity. The components of other comprehensive income include foreign currency translation adjustments, unrealized holding gains/losses on securities classified as available-for-sale, and minimum pension liability adjustments made in the period (in thousands).

                                                               FOR THE SIX MONTHS ENDED
                                                              ---------------------------
                                                                JUNE 30,       JUNE 30,
                                                                  1998           1997
                                                              ------------   ------------
                                                              (UNAUDITED)    (UNAUDITED)
Net Income..................................................     $1,263         $2,453
  Other comprehensive income, net of tax:
     Foreign currency translation adjustments...............         10             --
                                                                 ------         ------
Comprehensive income........................................     $1,273         $2,453
                                                                 ======         ======

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

                               OPERATING RESULTS

     The following table sets forth for the periods indicated certain consolidated statement of operations data expressed as a percentage of total revenue:

                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30,                    JUNE 30,
                                         -------------------------   -------------------------
                                            1998          1997          1998          1997
                                         -----------   -----------   -----------   -----------
                                         (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Revenue:
  License fees and royalty.............      51.3%         50.3%         50.6%         49.7%
  Services.............................      48.7          49.7          49.4          50.3
                                            -----         -----         -----         -----
          Total........................     100.0         100.0         100.0         100.0
                                            -----         -----         -----         -----
Cost of revenue:
  License fees and royalty.............       2.8           3.5           3.0           5.6
  Services.............................      17.3          13.8          16.5          14.6
                                            -----         -----         -----         -----
          Total........................      20.1          17.3          19.5          20.2
                                            -----         -----         -----         -----
Gross margin...........................      79.9          82.7          80.5          79.8
                                            -----         -----         -----         -----
Operating expenses:
  Sales and marketing..................      36.0          40.4          35.2          37.7
  Research and development.............      16.6          19.2          16.1          16.3
  General and administrative...........      12.5          14.9          12.5          14.3
  Write-off of purchased research and
     development.......................       0.0           0.0          12.9           0.0
  Amortization of acquired
     intangibles.......................       1.6           0.0           0.9           0.0
                                            -----         -----         -----         -----
          Total........................      66.7          74.5          77.6          68.3
                                            -----         -----         -----         -----
Operating income.......................      13.2           8.2           2.9          11.5
Other income (expense), net............       3.4          (2.8)          3.9          (0.8)
                                            -----         -----         -----         -----
Income from operations before income
  taxes................................      16.6           5.4           6.8          10.7
Income tax provision (benefit).........       6.4           2.1           2.6          (1.1)
                                            -----         -----         -----         -----
Net income.............................      10.2%          3.3%          4.2%         11.8%
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

     General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations. General and administrative expenses increased from $1.6 million for the three months ended June 30, 1997 to $2.0 million for the three months ended June 30, 1998, representing an increase of 27.7%. As a percentage of total revenue, general and administrative expenses decreased from 14.9% to 12.5% for the three-month periods ended June 30, 1997 and 1998, respectively. The dollar increase in general and administrative expenses was the result of increased staffing and related expenses necessary to manage and support the expansion of the Company's operations.

     Amortization of Acquired Intangibles, Net. Amortization of acquired intangibles relates to the capitalized costs of identifiable intangibles and goodwill resulting from the HRS acquisition. Amortization of intangibles was approximately $273,000 in the three months ended June 30, 1998. The acquired intangibles and goodwill are being amortized over a useful life of three to seven years.

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

     Provision for Income Taxes. The provision for income taxes was $225,000 and $1.0 million for the three months ended June 30, 1997 and 1998 respectively, representing 39.2% and 38.4% of income before taxes respectively.

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

     Services Revenue. Services revenue includes revenue from maintenance and support agreements and training and consulting services. Services revenue increased from $10.5 million for the six months ended June 30, 1997 to $14.8 million for the six months ended June 30, 1998, representing an increase of 41.5%. As a percentage of total revenue, services revenue decreased from 50.3% for the six months ended June 30, 1997 to 49.4% for the six months ended June 30, 1998. The dollar increase in services revenue was primarily due to an increase in the number of maintenance and support agreements, which resulted from a larger installed base of customers, and a higher average contract value resulting from increased sales of higher priced license products. To a lesser extent, the increase in services revenue was due to the Company's increased focus on offering training and other consulting services, which include installation, set-up and data conversion activities. The three months of revenue included since the acquisition of HRS also contributed to the increased services revenue in the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

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

     Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to outside consultants. Research and development expenses increased from $3.4 million for the six months ended June 30, 1997 to $4.8 million for the six months ended June 30, 1998, representing an increase of 42.3%. As a percentage of total revenue, research and development expenses decreased from 16.3% to 16.1% for the six-month periods ended June 30, 1997 and 1998, respectively. The increase in research and development expenses was primarily the result of increased expenses relating to the development of a new budgeting product and the Best! Imperative products.

     General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations. General and administrative expenses increased from $3.0 million for the six months ended June 30, 1997 to $3.7 million for the six months ended June 30, 1998, representing an increase of 25.5%. As a percentage of total revenue, general and administrative expenses decreased from 14.3% to 12.5% for the six-month periods ended June 30, 1997 and 1998, respectively. The dollar increase in general and administrative expenses was the result of increased staffing and related expenses necessary to manage and support the expansion of the Company's operations.

     Write-off of Purchased Research and Development. The write-off is the result of the purchased research and development associated with the Company's acquisition of HRS described in Note 4 of the financial statements. The one time charge of approximately $3.9 million represents 12.9% of total revenue for the six months ended June 30, 1998.

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

     Amortization of acquired intangibles, net. Amortization of acquired intangibles relates to the capitalized costs of identifiable intangibles and goodwill resulting from the HRS acquisition. Amortization of intangibles was approximately $273,000 in the six months ended June 30, 1998. The acquired intangibles and goodwill are being amortized over a useful life of three to seven years.

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

     Tax Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes was ($230,000) and $770,000 for the six months ended June 30, 1997 and 1998 respectively, representing 10.4% and 37.9% of income before taxes respectively. For the six months ended June 30, 1997, the difference between the expected tax provision based on Federal statutory rates and the effective tax rate resulted principally from tax benefits relating to a reduction of the valuation allowance against the Company's deferred tax asset based on management's analysis of current levels of earnings and anticipated operating results. The decrease in the benefit for the six months ended June 30, 1998 is primarily due to the write-off of the purchased research and development from the acquisition of HRS, which will be deductible on future tax returns.

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

                                   BEST SOFTWARE, INC.

                                   By:        /s/ DAVID N. BOSSERMAN
                                      ------------------------------------------
                                                  David N. Bosserman
                                              Executive Vice President,
                                        Chief Financial Officer and Treasurer

Date: April 22, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------
27...         -- Financial Data Schedule*

---------------
* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.