Form 10-Q/A
period 1998-09-30
BEST SOFTWARE INC
filed 1999-04-22
CIK 1043431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                             -----------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BEST SOFTWARE, INC.

      AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

     This Quarterly Report on Form 10-Q/A is being filed by Best Software, Inc. (the "Company") to amend and restate Items 1 and 2 of Part I and Exhibit 27 of the Company's Form 10-Q for the quarter ended September 30, 1998 to reflect the Company's re-evaluation of write-off for in-process research and development with regard to a certain acquisition. See Note 1 to the Consolidated Financial Statements.

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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              BEST SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................     $26,142        $33,164
  Short-term investments....................................      20,598         12,268
  Accounts receivable, net of allowance ($1,179 and $991
     respectively)..........................................       6,601          4,661
  Inventory.................................................         200            280
  Prepaid expenses and other current assets.................       2,794          1,419
  Deferred tax asset........................................       1,400            700
                                                                 -------        -------
          Total.............................................      57,735         52,492
                                                                 -------        -------
Property and equipment, net.................................       3,667          2,182
Deferred tax asset..........................................       3,370          2,300
Acquired intangibles, net...................................       6,034             --
Other assets................................................         202             36
                                                                 -------        -------
          Total.............................................     $71,008        $57,010
                                                                 =======        =======
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................     $14,531        $10,375
  Notes payable -- current..................................         325            650
  Deferred maintenance and services revenue.................      17,856         14,918
                                                                 -------        -------
          Total.............................................      32,712         25,943
                                                                 -------        -------
Note payable -- noncurrent..................................         126             --
Deferred maintenance and services revenue...................         788          1,313
Other noncurrent liabilities................................         248             --
                                                                 -------        -------
          Total liabilities.................................      33,874         27,256
                                                                 -------        -------
Shareholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
     authorized, none issued................................          --             --
  Common stock, no par value; 40,000,000 shares authorized;
     11,615,231 and 10,913,385 shares issued and
     outstanding, respectively..............................      37,313         33,604
  Additional paid-in capital................................       1,374          1,000
  Deferred compensation.....................................        (102)          (124)
  Accumulated other comprehensive income....................          72             --
  Accumulated deficit.......................................      (1,523)        (4,726)
                                                                 -------        -------
          Total shareholders' equity........................      37,134         29,754
                                                                 -------        -------
          Total.............................................     $71,008        $57,010
                                                                 =======        =======

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                 -------------------------   -------------------------
                                                    1998          1997          1998          1997
                                                 -----------   -----------   -----------   -----------
                                                 (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Revenue:
  License fees and royalty.....................    $ 9,035       $ 5,889       $24,177       $16,237
  Services.....................................      8,967         5,936        23,776        16,400
                                                   -------       -------       -------       -------
          Total................................     18,002        11,825        47,953        32,637
                                                   -------       -------       -------       -------
Cost of revenue:
  License fees and royalty.....................        422           556         1,317         1,730
  Services.....................................      3,051         1,492         7,997         4,527
                                                   -------       -------       -------       -------
          Total................................      3,473         2,048         9,314         6,257
                                                   -------       -------       -------       -------
Gross margin...................................     14,529         9,777        38,639        26,380
                                                   -------       -------       -------       -------
Operating expenses:
  Sales and marketing..........................      6,559         4,418        17,110        12,267
  Research and development.....................      2,898         2,077         7,719         5,463
  General and administrative...................      2,264         1,584         5,998         4,561
  Write-off of purchased research and
     development...............................         --            --         3,850            --
  Amortization of acquired intangibles.........        273            --           546            --
                                                   -------       -------       -------       -------
          Total................................     11,994         8,079        35,223        22,291
                                                   -------       -------       -------       -------
Operating income...............................      2,535         1,698         3,416         4,089
Other income (expense), net....................        606            82         1,758           (86)
                                                   -------       -------       -------       -------
Income from operations before income taxes.....      3,141         1,780         5,174         4,003
Income tax provision...........................      1,200           685         1,970           455
                                                   -------       -------       -------       -------
Net income.....................................    $ 1,941       $ 1,095       $ 3,204       $ 3,548
                                                   =======       =======       =======       =======
Basic net income per share.....................    $   .17       $   .15       $   .28       $   .50
                                                   =======       =======       =======       =======
Diluted net income per share...................    $   .16       $   .12       $   .26       $   .42
                                                   =======       =======       =======       =======
Basic weighted average shares outstanding......     11,610         7,437        11,389         7,058
                                                   =======       =======       =======       =======
Diluted weighted average shares outstanding....     12,284         8,844        12,122         8,487
                                                   =======       =======       =======       =======

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Net income..................................................   $  3,204      $  3,548
Adjustments to reconcile net income to net cash provided by
  operating
  activities:
  Depreciation and amortization.............................      1,628         1,018
  Compensation associated with stock options................         20          (131)
  Modification of warrants and amortization of debt
     discount...............................................         --           301
  Tax benefit from options exercised........................        426           538
  Write-off of purchased research and development...........      3,850            --
  Deferred taxes............................................     (1,770)       (1,098)
(Increase) decrease in assets:
  Accounts receivable (net).................................       (567)          386
  Inventory.................................................         91            74
  Prepaid expenses and other assets.........................       (964)         (461)
Increase in liabilities:
  Accounts payable and accrued expenses.....................      3,831         2,965
  Deferred maintenance and services revenue.................      1,912         1,895
                                                               --------      --------
     Net cash provided by operating activities..............     11,661         9,035
                                                               --------      --------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (2,362)       (1,036)
  Purchases of short-term investments.......................    (38,727)           --
  Sales of short-term investments...........................     30,395            --
  Acquisition of HR Management Software GmbH................     (6,800)           --
                                                               --------      --------
     Net cash used in investing activities..................    (17,494)       (1,036)
                                                               --------      --------
Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants......        318           654
  Purchase and retirement of treasury stock.................       (355)       (1,089)
  Cash dividends paid to shareholders.......................         --       (11,121)
  Principal payments on notes payable or capital lease
     obligation.............................................     (1,157)         (712)
                                                               --------      --------
     Net cash used in financing activities..................     (1,194)      (12,268)
                                                               --------      --------
Effect of exchange rate changes.............................          5            --
                                                               --------      --------
Net decrease in cash and cash equivalents...................     (7,022)       (4,269)
Cash and cash equivalents, beginning of period..............     33,164        13,231
                                                               --------      --------
Cash and cash equivalents, end of period....................   $ 26,142      $  8,962
                                                               ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
     Income taxes...........................................   $  3,040      $    454
     Interest...............................................   $     44      $    509

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
     240,000 shares issued to HR Management Software GmbH...   $  3,630      $     --

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

     The effect of the restatement on the Company's previously reported condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 1998 is as follows (in thousands except per share amounts):

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30, 1998          SEPTEMBER 30, 1998
                                          -------------------------   -------------------------
                                          AS REPORTED    RESTATED     AS REPORTED    RESTATED
                                          -----------   -----------   -----------   -----------
                                          (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Statement of Operations data:
  General and Administrative............    $ 2,336       $ 2,264       $ 6,142       $ 5,998
  Write-off of purchased research and
     development........................         --            --         9,370         3,850
  Amortization of acquired
     intangibles........................         --           273            --           546
  Total operating expenses..............     11,793        11,994        40,341        35,223
  Income from operations before income
     taxes..............................      3,342         3,141            56         5,174
  Income tax provision (benefit)........      1,280         1,200           (10)        1,970
  Net income............................      2,062         1,941            66         3,204
  Basic net income per share............       0.18          0.17          0.01          0.28
  Diluted net income per share..........    $  0.17       $  0.16       $  0.01       $  0.26

                              BEST SOFTWARE, INC.

Acquired intangibles were previously reported in other assets.

                                                                 SEPTEMBER 30, 1998
                                                              -------------------------
                                                              AS REPORTED    RESTATED
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Balance Sheet data:
  Deferred tax asset........................................    $ 6,750       $ 4,770
  Acquired intangibles, net.................................        916         6,034
  Total assets..............................................     67,870        71,008
  Common Stock..............................................     33,683        37,313
  Additional Paid-in-capital................................      5,004         1,374
  Accumulated deficit.......................................     (4,661)       (1,523)
  Total shareholders' equity................................     33,996        37,134
  Total liabilities and shareholders' equity................    $67,870       $71,008

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

                              BEST SOFTWARE, INC.

     In accordance with SFAS No. 128, basic net income per share and diluted net income per share can be reconciled as indicated below (in thousands, except per share data) (unaudited):

                                                THREE MONTHS ENDED            THREE MONTHS ENDED
                                                SEPTEMBER 30, 1998            SEPTEMBER 30, 1997
                                            ---------------------------   ---------------------------
                                                              PER-SHARE                     PER-SHARE
                                            INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT
                                            ------   ------   ---------   ------   ------   ---------
Basic net income per share:
  Income available to common
     shareholders.........................  $1,941   11,610     $0.17     $1,095   7,437      $0.15
Effect of dilutive securities
  Preferred stock.........................               --                          625
  Options and warrants....................              674                          782
                                            ------   ------               ------   -----
Diluted net income per share:
  Income available to common
     shareholders.........................  $1,941   12,284     $0.16     $1,095   8,844      $0.12
                                            ======   ======               ======   =====

                                                 NINE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30, 1998            SEPTEMBER 30, 1997
                                            ---------------------------   ---------------------------
                                                              PER-SHARE                     PER-SHARE
                                            INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT
                                            ------   ------   ---------   ------   ------   ---------
Basic net income per share:
  Income available to common
     shareholders.........................  $3,204   11,389     $0.28     $3,548   7,058      $0.50
Effect of dilutive securities
  Preferred stock.........................               --                          625
  Options and warrants....................              733                          804
                                            ------   ------               ------   -----
Diluted net income per share:
  Income available to common
     shareholders.........................  $3,204   12,122     $0.26     $3,548   8,487      $0.42
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

     The following consolidated proforma information assumes the HRS acquisition occurred on January 1, 1997 (in thousands, except per share data):

                                                               FOR THE NINE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                 1998            1997
                                                             -------------   -------------
                                                              (UNAUDITED)     (UNAUDITED)
Revenue....................................................     $49,405         $36,413
Income (loss) from operations before income taxes..........       5,190            (292)
Net income.................................................       3,220             913
Earnings per share.........................................     $  0.26         $  0.09

5.  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income and all other nonowner changes in equity. The components of other comprehensive income include foreign currency translation adjustments, unrealized holding gains/losses on securities classified as available-for-sale, and minimum pension liability adjustments made in the period (in thousands).

                                                               FOR THE NINE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                 1998            1997
                                                             -------------   -------------
                                                              (UNAUDITED)     (UNAUDITED)
Net income.................................................     $3,204          $3,548
  Other comprehensive income, net of tax:
     Foreign currency translation adjustments..............         62              --
                                                                ------          ------
Comprehensive income.......................................     $3,266          $3,548
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

                               OPERATING RESULTS

     The following table sets forth for the periods indicated certain consolidated statement of operations data expressed as a percentage of total revenue:

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                         -------------------------   -------------------------
                                            1998          1997          1998          1997
                                         -----------   -----------   -----------   -----------
                                         (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Revenue:
  License fees and royalty.............      50.2%         49.8%         50.4%         49.8%
  Services.............................      49.8          50.2          49.6          50.2
                                            -----         -----         -----         -----
          Total........................     100.0         100.0         100.0         100.0
                                            -----         -----         -----         -----
Cost of revenue:
  License fees and royalty.............       2.4           4.7           2.7           5.3
  Services.............................      16.9          12.6          16.7          13.9
                                            -----         -----         -----         -----
          Total........................      19.3          17.3          19.4          19.2
                                            -----         -----         -----         -----
Gross margin...........................      80.7          82.7          80.6          80.8
                                            -----         -----         -----         -----
Operating expenses:
  Sales and marketing..................      36.4          37.4          35.7          37.6
  Research and development.............      16.1          17.5          16.1          16.7
  General and administrative...........      12.6          13.4          12.6          14.0
  Write-off of purchased research and
     development.......................       0.0           0.0           8.0           0.0
  Amortization of acquired
     intangibles.......................       1.5           0.0           1.1           0.0
                                            -----         -----         -----         -----
          Total........................      66.6          68.3          73.5          68.3
                                            -----         -----         -----         -----
Operating income.......................      14.1          14.4           7.1          12.5
Other income (expense) net.............       3.4           0.7           3.7          (0.2)
                                            -----         -----         -----         -----
Income from operations before income
  taxes................................      17.5          15.1          10.8          12.3
Income tax provision...................       6.7           5.8           4.1           1.4
                                            -----         -----         -----         -----
Net income.............................      10.8%          9.3%          6.7%         10.9%
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

     General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations. General and administrative expenses increased from $1.6 million for the three months ended September 30, 1997 to $2.3 million for the three months ended September 30, 1998, representing an increase of 43.0%. As a percentage of total revenue, general and administrative expenses decreased from 13.4% to 12.6% for the three-month periods ended September 30, 1997 and 1998, respectively. The dollar increase in general and administrative expenses was the result of increased staffing and related expenses necessary to manage and support the expansion of the Company's operations.

     Amortization of acquired intangibles, net. Amortization of acquired intangibles relates to the capitalized costs of identifiable intangibles and goodwill resulting from the HRS acquisition. Amortization of intangibles was approximately $273,000 in the three months ended September 30, 1998. The acquired intangibles and goodwill are being amortized over a useful life of three to seven years.

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

     Provision for Income Taxes. The provision for income taxes was $685,000 and $1.2 million for the three months ended September 30, 1997 and 1998 respectively, representing 38.4% and 38.2% of income before taxes respectively.

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

     General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations. General and administrative expenses increased from $4.6 million for the nine months ended September 30, 1997 to $6.0 million for the nine months ended September 30, 1998, representing an increase of 31.5%. As a percentage of total revenue, general and administrative expenses decreased from 14.0% to 12.6% for the nine-month periods ended September 30, 1997 and 1998, respectively. The dollar increase in general and administrative expenses was the result of increased staffing and related expenses necessary to manage and support the expansion of the Company's operations.

     Write-off of purchased research and development. The write-off is the result of the purchased research and development associated with the Company's acquisition of HRS described in Note 4 of the financial statements. The one time charge of approximately $3.9 million represents 8.0% of total revenue for the nine months ended September 30, 1998.

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

     Amortization of acquired intangibles, net. Amortization of acquired intangibles relates to the capitalized costs of identifiable intangibles and goodwill resulting from the HRS acquisition. Amortization of intangibles was approximately $546,000 in the nine months ended September 30, 1998. The acquired intangibles and goodwill are being amortized over a useful life of three to seven years.

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

     (Benefit) Provision for Income Taxes. The provision for income taxes was $455,000 for the nine months ended September 30, 1997 and $2.0 million was recorded for the same period in 1998, representing 11.4% and 38.0% of income before taxes respectively.

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

                                          BEST SOFTWARE, INC.

                                          By:    /s/ DAVID N. BOSSERMAN
                                            ------------------------------------
                                                     David N. Bosserman
                                                 Executive Vice President,
                                                Chief Financial Officer and
                                                          Treasurer

Date: April 22, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------
   27         -- Financial Data Schedule*

---------------
* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.