Form 10-Q
period 1999-03-31
BEST SOFTWARE INC
filed 1999-05-17
CIK 1043431

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

                        FOR QUARTER ENDED MARCH 31, 1999

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

                                                               NUMBER OF
                                                                 SHARES
                                                             OUTSTANDING ON
                      TITLE OF CLASS                         APRIL 30, 1999
                      --------------                        ----------------
Common Stock, no par value................................     11,715,856

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BEST SOFTWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
PART I  FINANCIAL INFORMATION
  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets at March 31, 1999 and December
     31, 1998...............................................    3
  Consolidated Statements of Operations for the three months
     ended March 31, 1999 and 1998..........................    4
  Consolidated Statements of Cash Flows for the three months
     ended March 31, 1999 and 1998..........................    5
  Notes to Consolidated Financial Statements................    6
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS....................   10
PART II  OTHER INFORMATION
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................   17
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................   17
  SIGNATURES................................................   18

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              BEST SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $29,902       $29,549
  Short-term investments....................................      7,929        16,731
  Accounts receivable, net of allowance ($877 and $938
     respectively)..........................................      7,398         8,198
  Inventory.................................................        172           138
  Prepaid expenses and other current assets.................      2,747         2,390
  Deferred tax asset........................................        228           602
                                                                -------       -------
          Total current assets..............................     48,376        57,608
                                                                -------       -------
Property and equipment, net.................................      4,916         4,333
Deferred tax asset..........................................      4,961         4,521
Acquired intangibles, net...................................     11,973         7,178
Long-term investments.......................................      8,580            --
Other assets................................................        816           930
                                                                -------       -------
          Total assets......................................    $79,622       $74,570
                                                                =======       =======
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................    $15,874       $14,255
  Notes payable -- current..................................        383           139
  Deferred maintenance and services revenue.................     21,001        19,350
                                                                -------       -------
          Total current liabilities.........................     37,258        33,744
                                                                -------       -------
Note payable -- noncurrent..................................        115           125
Deferred maintenance and services revenue...................        563           616
                                                                -------       -------
          Total liabilities.................................     37,936        34,485
                                                                -------       -------
Shareholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
     authorized, none issued................................         --            --
  Common stock, no par value; 40,000,000 shares authorized;
     11,707,566 shares and 11,687,676 shares issued and
     outstanding, respectively..............................     38,123        38,079
  Additional paid-in capital................................      1,382         1,281
  Deferred compensation.....................................        (88)          (95)
  Accumulated other comprehensive income....................        (68)          (77)
  Accumulated earnings......................................      2,337           897
                                                                -------       -------
          Total shareholders' equity........................     41,686        40,085
                                                                -------       -------
          Total liabilities and shareholders' equity........    $79,622       $74,570
                                                                =======       =======

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (UNAUDITED)
Revenue:
  License fees and royalty..................................  $ 9,342    $ 6,803
  Services..................................................   10,700      6,895
                                                              -------    -------
          Total.............................................   20,042     13,698
                                                              -------    -------
Cost of revenue:
  License fees and royalty..................................      340        440
  Services..................................................    3,365      2,139
                                                              -------    -------
          Total.............................................    3,705      2,579
                                                              -------    -------
Gross margin................................................   16,337     11,119
                                                              -------    -------
Operating expenses:
  Sales and marketing.......................................    7,552      4,704
  Research and development..................................    3,340      2,121
  General and administrative................................    2,171      1,710
  Write-off of purchased research and development...........    1,200      3,850
  Amortization of acquired intangibles......................      350         --
                                                              -------    -------
          Total.............................................   14,613     12,385
                                                              -------    -------
Operating income (loss).....................................    1,724     (1,266)
Other income, net...........................................      591        594
                                                              -------    -------
Income (loss) from operations before income taxes...........    2,315       (672)
Income tax provision (benefit)..............................      875       (270)
                                                              -------    -------
Net income (loss)...........................................  $ 1,440    $  (402)
                                                              =======    =======
Basic net income (loss) per share...........................  $  0.12    $ (0.04)
                                                              =======    =======
Diluted net income (loss) per share.........................  $  0.12    $ (0.04)
                                                              =======    =======
Basic weighted average shares outstanding...................   11,699     10,981
                                                              =======    =======
Diluted weighted average shares outstanding.................   12,329     10,981
                                                              =======    =======

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (UNAUDITED)
Net income (loss)...........................................  $  1,440   $   (402)
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................       904        383
  Compensation associated with stock options................         7          6
  Write-off of purchased research and development...........     1,200      3,850
  Tax benefit from option exercises.........................       101         --
  Deferred tax asset........................................       (66)    (1,470)
(Increase) decrease in assets:
  Accounts receivable (net).................................     1,063        200
  Inventory.................................................       (34)        (6)
  Prepaid expenses and other assets.........................       395       (586)
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses.....................     1,270      2,552
  Deferred maintenance and services revenue.................     1,162        904
  Other (net)...............................................       (24)        (3)
                                                              --------   --------
     Net cash provided by operating activities..............     7,418      5,428
                                                              --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................      (927)      (652)
  Purchases of investments..................................   (14,538)   (13,695)
  Sales of investments......................................    14,760      5,889
  Acquisitions, net of cash acquired........................    (6,178)    (6,800)
                                                              --------   --------
     Net cash used in investing activities..................    (6,883)   (15,258)
                                                              --------   --------
Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants......        44        193
  Purchase and retirement of treasury stock.................        --         (6)
  Repayment of notes payable................................      (235)        --
                                                              --------   --------
     Net cash (used in) provided by financing activities....      (191)       187
                                                              --------   --------
Effect of exchange rate changes.............................         9         --
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........       353     (9,643)
Cash and cash equivalents, beginning of period..............    29,549     33,164
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 29,902   $ 23,521
                                                              ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
     Income taxes...........................................  $      5   $     --
     Interest...............................................  $     --   $     13

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
     240,000 shares issued to HR Management Software GmbH...  $     --   $  3,630

 The accompanying notes are an integral part of these consolidated statements.

                              BEST SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 included in the Company's Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of operating results for the full fiscal year.

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

     At March 31, 1999 marketable securities included securities of U.S. Government agencies, municipalities and corporations with maturities not greater than 20 months at date of purchase. These securities were classified as available-for-sale. The carrying amount of these investments approximated their market value at March 31, 1999.

     In general, the functional currency of a foreign operation is deemed to be the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into United States dollars using the exchange rate in effect at the balance sheet date. Revenue and expense accounts for these operations are translated using the average exchange rate during the period. The effects of foreign currency translation adjustments are included as separate component of shareholders' equity.

2.  NET INCOME (LOSS) PER COMMON SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic net income per share and diluted net income per share can be reconciled as indicated below (in thousands, except "per share amount" column):

                                                THREE MONTHS ENDED            THREE MONTHS ENDED
                                                  MARCH 31, 1999                MARCH 31, 1998
                                           ----------------------------   ---------------------------
                                                              PER-SHARE                     PER-SHARE
                                           INCOME   SHARES     AMOUNT     INCOME   SHARES    AMOUNT
                                           ------   -------   ---------   ------   ------   ---------
                                                   (UNAUDITED)                    (UNAUDITED)
Basic net income (loss) per share:
  Income available to common
     shareholders........................  $1,440    11,699     $0.12     $(402)   10,981    $(0.04)
Effect of dilutive securities
  Preferred stock........................                --                            --
  Options and warrants...................               630                            --
                                           ------   -------     -----     -----    ------    ------
Diluted net income (loss) per share:
  Income available to common
     shareholders........................  $1,440    12,329     $0.12     $(402)   10,981    $(0.04)
                                           ======   =======     =====     =====    ======    ======

     For the three months ended March 31, 1998, the options and warrants outstanding were excluded from the computation of diluted loss per share as their impact was anti-dilutive.

                              BEST SOFTWARE, INC.

3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants (the "AICPA") has issued a Statement of Position (the "SOP") SOP 97-2, "Software Revenue Recognition". The Company has adopted SOP 97-2 effective January 1, 1998. The adoption of SOP 97-2 did not have a material impact on the Company.

     The AICPA has issued a Statement of Position (the "SOP") SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company is evaluating this statement, but does not believe it will have a material impact on the Company.

     In 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company adopted SFAS No. 130 effective January 1, 1998 which requires companies to report comprehensive income which is the total of net income plus all changes in equity during the period except those resulting from investment by owners and distribution to owners. The Company's comprehensive income includes net income and cumulative adjustments in foreign currency translations.

     In 1998, the Company adopted SFAS No. 131 which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker of decision making group, in deciding how to allocate resources and in assessing performance.

4.  ACQUISITIONS

     On March 25, 1999, the Company acquired the assets of OmniVista Software Corporation ("OmniVista"), a leading provider of planning and analytical software. The acquisition price was for $5.0 million in cash, $350,000 in assumed net liabilities and acquisition expenses of approximately $350,000. The acquisition was accounted for as a purchase and the Company recorded a charge for $1.2 million in the first quarter of 1999 associated with in-process research and development ("IPR&D"). The Company used an independent third-party appraiser to assess and value the IPR&D. The value assigned was determined by identifying significant research projects for which technological feasibility had not been established. The purchase price allocation represents the estimated fair market value based on risk-adjusted cash flows related to the incomplete products. The excess of the purchase price over the fair value of the net assets of approximately $4.5 million represents completed technology and product base of approximately $1.7 million, assembled work force of $275,000, and customer base and strategic alliances of $2.5 million. These intangible assets will be amortized over four to six years. The Company believes that the assumptions used in the IPR&D and intangible valuations were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results.

     On March 25, 1999, the Company acquired HR Management & Software AG ("HRS AG"), a provider of human resource software in the European marketplace. The acquisition price was approximately $900,000 in cash. The acquisition was accounted for as a purchase. The Company assigned $632,000 to intangible assets related to the completed technology base and the assembled workforce and will be amortized over seven years. The Company recorded approximately $610,000 in tangible assets consisting primarily of cash and accounts receivable and $342,000 in assumed liabilities of HRS AG.

                              BEST SOFTWARE, INC.

     In March 1998, the Company acquired HR Management Software GmbH (HRS), a provider of human resource software in the European marketplace. The acquisition price was for approximately $10.4 million consisting of $6.4 million in cash, 240,000 shares of Common Stock, and acquisition costs of approximately $400,000. The acquisition was accounted for as a purchase and the Company recorded a charge of approximately $3.9 million in the first quarter of 1998 for amounts allocated to in-process research and development. The Company assigned approximately $6.5 million to intangible assets and existing technology and is amortizing this over the expected economic useful lives, which range from three to seven years. The Company recorded approximately $2.7 million in tangible assets consisting primarily of accounts receivable and fixed assets and $2.7 million in assumed liabilities of HRS.

     Results of operations for all acquisitions have been included with those of the Company for periods subsequent to the corresponding date of acquisition.

     The following consolidated proforma information assumes the HRS acquisition occurred on January 1, 1997 (in thousands, except per share data):

                                                              FOR THE THREE
                                                              MONTHS ENDED
                                                                MARCH 31,
                                                                  1998
                                                              -------------
                                                               (UNAUDITED)
Proforma results of operations:
Revenue.....................................................     $15,150
Loss from operations before income taxes....................        (656)
Net loss....................................................        (386)
Loss per share..............................................     $ (0.04)

5.  COMPREHENSIVE INCOME

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

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                               1999    1998
                                                              ------   -----
Net Income (loss)...........................................  $1,440   $(402)
  Other comprehensive income, net of tax:
     Foreign currency translation adjustments...............       9      --
                                                              ------   -----
Comprehensive income (loss).................................  $1,449   $(402)
                                                              ======   =====

                              BEST SOFTWARE, INC.

6.  SEGMENT REPORTING

     The Company has three reportable segments: Accounting Products Group ("APG"), Human Resources Products Group ("HRPG"), and International operations. They are strategic business units that offer different products and services or serve different geographic markets. They are managed separately as each business requires different technology, domain expertise, marketing strategy and knowledge, and level of services. The portion of cash equivalents, short-term investments and related interest income, that are not identifiable with a particular segment are included in "Unallocated Corporate" as well as unallocated general and administrative costs. The segment information is as follows (in thousands):

                                                    TOTAL                     UNALLOCATED   RECONCILING
                                 APG      HRPG     DOMESTIC   INTERNATIONAL    CORPORATE    ADJUSTMENTS    TOTAL
                               -------   -------   --------   -------------   -----------   -----------   -------
THREE MONTHS ENDED MARCH 31, 1999
Revenues from external
  customers..................   10,390     7,297    17,687         2,355             --            --      20,042
Write-off of purchased
  research and development...    1,200        --     1,200            --             --            --       1,200
Segment operating profit
  (loss).....................    2,573       806     3,379          (418)        (1,237)           --       1,724
AS OF MARCH 31, 1999
Segment assets...............   46,317    19,060    65,377          (318)        19,110        (4,547)     79,622
Long-lived assets............                       10,087         6,639            163            --      16,889
THREE MONTHS ENDED MARCH 31, 1998
Revenues from external
  customers..................    8,102     5,469    13,571           127             --            --      13,698
Write-off of purchased
  research and development...       --        --        --         3,850             --            --       3,850
Segment operating profit
  (loss).....................    2,817     1,281     4,098        (4,036)        (1,328)           --      (1,266)
AS OF MARCH 31, 1998
Segment assets...............   32,726    13,967    46,693           757         22,551        (3,112)     66,889
Long-lived assets............                        2,380         6,960              6            --       9,346

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. For this purpose, the following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Form 10-K, the Consolidated Financial Statements and Notes thereto. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Important factors known to Best Software, Inc. that could cause such material differences are discussed under the caption "Certain Factors That May Affect Future Results" in Item 7 of the Company's annual report on Form 10-K, which is incorporated herein by reference. These and other important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    OVERVIEW

     Best Software, Inc. is a leading supplier of corporate resource management software solutions, helping organizations to better manage their people, assets and budgeting processes. The Company's feature-rich, cost-effective solutions enhance productivity by automating management, compliance and reporting functions in areas of specialized expertise that entail complex and frequently changing laws and regulations. The Company's solutions have been designed to complement core accounting systems and are scaleable from stand-alone desktop applications running on personal computers to multi-user work group and client/server programs designed for use on personal computer local area networks. The Company reaches its customer base and target market through a multi-channel sales and marketing strategy that includes its network of value-added resellers, accounting firms and consultants ("Business Partners"), a direct-response telesales operation, strategic marketing alliances and a direct sales organization. As of March 31, 1999, the Company had over 47,000 licensed customer locations, representing approximately 135,000 licensed seats.

     In March 1999, the Company began to offer its budgeting and planning software solutions through the acquisition of assets of OmniVista Software Corporation, a leading provider of planning and analytical applications software. The acquisition price was for $5.0 million in cash, $350,000 in assumed net liabilities and acquisition expenses of approximately $350,000. This new product line will be distributed under the "Best! Imperativ Analytics" label, which includes an allocation tool and the capabilities to provide flexible budgets. Also in the first quarter of 1999, the Company acquired HR Management & Software AG, a Swiss-based human resource software distributor. The acquisition strengthens the Company's European presence and extends its professional services capacity for the international version of Best! Imperativ HRMS planned for release later this year.

     In 1998, the Company extended its human resource and payroll offerings through acquisitions. In March 1998, the Company acquired HR Management Software GmbH, a leading provider of human resource software in the European marketplace. In October 1998, the Company acquired certain technological assets of HRSoft, Inc., a leading provider of human resource software. In December 1998, the Company acquired a 25% share of S&P AG, a provider of payroll software in the European marketplace.

     In addition to revenue from product licenses, the Company derives significant recurring revenue from maintenance and support agreements. Maintenance and support agreements are generally priced as a percentage of the initial license fee for the underlying products. Under its maintenance and support agreements, the Company provides technical support and periodic software updates. The Company also provides consulting services, which include installation, set-up and conversion services. Training and consulting revenue are anticipated to have lower gross margins than revenue from maintenance and support agreements.

     The Company recognizes revenue on license fees upon shipment of the product, net of provisions for returns and allowances, provided that no significant Company obligation remain and that collection of the resulting account receivable is probable. For products with free trial periods, revenue is recognized upon acceptance of the product by the customer. Revenue from maintenance and support agreements is recognized pro rata over the term of the agreements, which is generally one year. Revenue from other services, such as training and consulting, is recognized as the services are provided.

                             RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain consolidated statement of operations data expressed as a percentage of total revenue (unaudited):

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31
                                                              -------------
                                                              1999    1998
                                                              -----   -----
Revenue:
  License fees and royalty..................................   46.6%   49.7%
  Services..................................................   53.4    50.3
                                                              -----   -----
          Total.............................................  100.0   100.0
                                                              -----   -----
Cost of revenue:
  License fees and royalty..................................    1.7     3.2
  Services..................................................   16.8    15.6
                                                              -----   -----
          Total.............................................   18.5    18.8
                                                              -----   -----
Gross margin................................................   81.5    81.2
                                                              -----   -----
Operating expenses:
  Sales and marketing.......................................   37.7    34.3
  Research and development..................................   16.7    15.5
  General and administrative................................   10.8    12.5
  Write-off of purchased research and development...........    6.0    28.1
  Amortization of intangibles...............................    1.7      --
                                                              -----   -----
          Total.............................................   72.9    90.4
                                                              -----   -----
Operating income (loss).....................................    8.6    (9.2)
Other income, net...........................................    3.0     4.3
                                                              -----   -----
Income (loss) from operations before income taxes...........   11.6    (4.9)
Income tax provision (benefit)..............................    4.4    (2.0)
                                                              -----   -----
Net income (loss)...........................................    7.2%   (2.9)%
                                                              =====   =====

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     License Fees and Royalty Revenue. License fees and royalty revenue consists of fees from software licenses and royalties from the small business account product line ("MYOB License"). License fees and royalty revenue increased approximately $2.5 million to $9.3 million for the three months ended March 31, 1999 from $6.8 million for the three months ended March 31, 1998, representing an increase of 37.3%. The increase in license fees and royalty revenue was due to a significant increase in royalty from MYOB License and an increase in license fee revenue from APG and HRPG products, which resulted primarily from increased sales of higher priced Imperativ and multi-user products. As a percentage of total revenue, license fees and royalty revenue decreased to 46.6% for the three months ended March 31, 1999 from 49.7% for the three months ended March 31, 1998 reflecting the increased efforts in providing support services to our customers, increased services provided with our client/server products, and the additional revenue from the European operations acquired in March 1998 which produce a higher relative percentage of service revenue.

     Services Revenue. Services revenue includes revenue from maintenance and support agreements, training, consulting and implementation services. Services revenue increased approximately $3.8 million to $10.7 million for the three months ended March 31, 1999, from $6.9 million for the three months ended March 31, 1998, representing an increase of 55.2%. The increase in services revenue was primarily attributable to an increase in the number of maintenance and support agreements as a result of a larger installed base of customers throughout the United States and International operations and higher average contract value. To a lesser extent, the increase in services revenue was due to the Company's increased focus on offering training and other consulting services, which include installation, set-up and data conversion activities. Services revenue comprised 53.4% of the Company's total revenue for the three months ended March 31, 1999, compared to 50.3% for the same period in 1998.

     Cost of License Fees and Royalty Revenue. Cost of license fees and royalty revenue consists primarily of the costs of media, product manuals, shipping and fulfillment, and royalties paid to third parties. Cost of license fees and royalty revenue decreased approximately $100,000 to $340,000 for the three months ended March 31, 1999 from $440,000 for the three months ended March 31, 1998, representing a decrease of 22.7%. As a percentage of license fees and royalty revenue, cost of license fees and royalty revenue decreased to 3.6% for the three-month period ended March 31, 1999 from 6.5% for the three-month periods ended March 31, 1998, resulting from the increase in sales of higher margin Windows-based and multi-user products and cost improvements on the license media and fulfillment operations.

     Cost of Services Revenue. Cost of services revenue consists primarily of personnel costs, telephone charges and other costs related to providing telephone support, training and consulting services. Cost of services revenue decreased approximately $1.3 million to $3.4 million for the three months ended March 31, 1999 from $2.1 million for the three months ended March 31, 1998, representing a increase of 57.3%. The increase in cost of services revenue was primarily due to increases in service personnel to meet the demands of the higher number of maintenance and support customers and the increased services related to the European operations. Cost of services revenue represented 31.5% and 31.0% of services revenue for the three-month period ended March 31, 1999 and 1998, respectively.

     Sales and Marketing. Sales and marketing expenses consist primarily of the costs of the Company's sales and marketing personnel as well as the costs of direct mail, advertising, and other sales and marketing activities. Sales and marketing expenses increased approximately $2.9 million to $7.6 million for the three months ended March 31, 1999 from $4.7 million for the three months ended March 31, 1998, representing an increase of 60.5%. This increase was primarily attributable to hiring additional personnel and increased marketing activities as a result of new product releases and increased web site and corporate brand awareness activities. As a percentage of total revenue, sales and marketing expenses increased slightly to 37.7% for the three-month period ended March 31, 1999 from 34.3% for the three-month period ended March 31, 1998.

     Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to outside consultants who research, develop, maintain and enhance the Company's existing software product lines and develop new products. Research and development expenses increased approximately $1.2 million to $3.3 million for the three months ended March 31, 1999 from $2.1 million for the three months ended March 31, 1998, representing an increase of 57.5%. This increase was primarily due to the increased expenses relating to the development of the Company's new budgeting and Imperativ products. As a percentage of total revenue, research and development expenses increased to 16.7% for the three-month period ended March 31, 1999 from 15.5% for the three-month period ended March 31, 1998.

     General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other infrastructure costs. General and administrative expenses increased approximately $461,000 to $2.2 million for the three months ended March 31, 1999 from $1.7 million for the three months ended March 31, 1998, representing an increase of 27.0%. The increase in general and administrative expenses was the result of increased staffing and related expenses necessary to manage and support the expansion of the Company's operations. General and administrative expenses represented 10.8% of the Company's total revenue for the three-month period ended March 31, 1999, compared to 12.5% for the same period in 1998.

     Write-off of Purchased Research and Development. A charge of $1.2 million was recorded during the three months ended March 31, 1999 for the appraised valuation of the purchased IPR&D costs acquired from OmniVista (see Note 4), which represents 6.0% of total revenue. A charge of approximately $3.9 million was recorded for the three months ended March 31, 1998 as a result of the purchased IPR&D costs acquired from HR Management Software GmbH (see Note 4) represented 28.1% of total revenue.

     In connection with the acquisition of OmniVista in March 1999, the Company allocated $1.2 million of the $5.7 million purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on future cash flows that have been adjusted by the project's cost-based completion percentage of approximately 21 percent. At the acquisition date, the development of these projects had not yet reached technological feasibility and the IPR&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The remainder of the purchase price was allocated to completed technology, other intangibles and goodwill. These amounts are being amortized over periods ranging from four to six years.

     The Company used an independent third-party appraiser to assess and value the IPR&D. The value assigned was determined by identifying significant research projects for which technological feasibility had not been established. In the case of OmniVista, this included the development, programming and testing activities associated with the creation of a multi-dimensional product extension, report writer, and other emerging technologies.

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

     Revenue growth rates for OmniVista were estimated by a third party appraiser based on a detailed forecast prepared by management, as well as the appraiser's discussions with finance, marketing, and engineering representatives of the Company and OmniVista. Revenue growth rates beyond 2000 were based on industry growth expectations. Allocation of total OmniVista projected revenues to IPR&D was based on the appraiser's discussions with the Company and OmniVista management.

     Selling, general and administrative expenses and profitability estimates were determined based on management forecasts as well as an analysis of comparable companies' margin expectations, including those of the Company.

     The projections utilized in the transaction pricing and purchase price allocation analysis exclude the potential synergistic benefits related specifically to the Company's ownership. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the development projects, a discount rate of 30 percent was used to discount cash flows from the in-process products. Because the in-process projects are such an integral part of the business enterprise, only a moderate increase in the discount rate for the in-process technology was deemed appropriate.

     No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs, profitability, or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results.

     Remaining development efforts for OmniVista's research and development include various phases of development, programming and testing. Anticipated completion dates for the projects in progress will occur in 1999 at which time the Company expects to begin generating the economic benefits from the technologies. Funding for such projects is expected to be obtained from internally generated sources.

     Amortization of Acquired Intangibles. The acquired intangibles and goodwill resulting from the 1998 acquisitions are being amortized over useful lives of three to seven years resulting in amortization of approximately $350,000 for the three month period ended March 31, 1999.

     Other Income, Net. Other income, net consists primarily of earnings from investments, net of any interest expense. Other income, net decreased slightly to approximately $591,000 for the three months ended March 31, 1999 from $594,000 for the three months ended March 31, 1998.

     Income Tax Provision (Benefit). The Company's effective tax rate for the three months ended March 31, 1999 was 37.8%, as compared to a 40.2% for the same period in 1998 exclusive of the tax benefit related to the write off of purchased research and development. The provision for income taxes for the three months ended March 31, 1999 is based upon the Company's estimate of the effective tax rate for calendar year 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily from cash provided by operations. At March 31, 1999 the Company had approximately $11.1 million in net working capital, including $29.9 million in cash and cash equivalents and $16.5 million in high quality investments.

     For the three months ended March 31, 1999 and 1998, net cash provided by operating activities was approximately $7.4 million and $5.4 million, respectively. The increase in cash provided by operating activities was primarily due to a decrease in prepaid expenses and other assets, a decrease in accounts receivable and an increase in deferred maintenance and services revenue.

     Net cash used in investing activities was $6.9 million for the three months ended March 31, 1999. This amount included approximately $6.2 million paid in acquisition and $927,000 in capital expenditures, offset in part, by sales and maturities (net of purchases) of investments in marketable securities of approximately $200,000. For the three months ended March 31, 1998, net cash used in investing activities was $15.3 million. For that period, purchases (net of sales and maturities) of investments in marketable securities during the period were approximately $7.8 million, cash paid for acquisitions totaled $6.8 million and capital expenditures were $652,000. Although the Company does not currently have any material identifiable commitments for capital expenditures, the Company expects to continue to invest in the acquisition of property and equipment in the ordinary course of its business. The Company does not have any material commitments related to its royalty obligations arising from licenses of certain products and technologies used in the Company's products.

     Net cash (used in) provided by financing activities for the three months ended March 31, 1999 and 1998 was approximately ($191,000) and $187,000, respectively. Financing activities for the three months ended March 31, 1999 consisted of repayment of notes payable of $235,000 from the acquired operations and $144,000 in proceeds from the exercise of stock options.

     The Company believes that its current liquidity, together with anticipated cash flow from operations, will satisfy the Company's anticipated working capital and capital expenditures requirements for at least the next 12 months.

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

     The Company has completed certain internal testing of the file server versions of its human resources and payroll products, as well as its client server human resources products, and has confirmed that they are Year 2000 compatible. ITAA certification (meaning that the Company has been found to meet the information technology industry's best software development practices for addressing the Year 2000 issue) has been obtained for the Abra Suite and Best! Imperativ HRMS products. The Company has further determined that the Abra Tax File product is not Year 2000 compatible, but it is currently anticipated that the effort and cost to resolve this issue will be minimal and that a release, now planned for the third quarter of 1999, will resolve the problem. The DOS versions of the Abra product lines are not Year 2000 compatible. Existing customers of these DOS versions have been informed that the Company will not support the DOS products beyond 1999. The People Manager HR product is not Year 2000 compatible. This product has been discontinued and sold to an unrelated third party. Existing customers of this product are in the process of being informed that the Company will not support the People Manager product beyond current support contract commitments.

     The Company has completed testing its Windows based FAS products. For the FAS Windows 95/98 Novell and Microsoft NT-based products and the Best! Imperativ Asset Accounting product, the only significant date-related restriction of which the Company is currently aware is that the "placed in service date" field will not allow new assets to be entered in years beyond the year 2019. By definition, this restriction will not negatively impact a user of the existing FAS products for approximately 20 years. The Company's next generation of FAS Windows products, scheduled for release within the next two to three years, will not contain this date-related restriction. The DOS versions and certain Windows 3.1 and 3.11-based products of FAS are not Year 2000 compatible. Existing customers of these versions have been informed that the Company will not support these products beyond 1999. The Company is conducting campaigns to convert these customers to its Year 2000 compatible products.

     Notwithstanding the above, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may materially and/or adversely affect the Company's financial condition or results of future operations.

     The Company has not specifically tested third party software that is incorporated into its products, but the Company has obtained assurances from its third-party licensors that the licensed software will not have date-related Year 2000 issues. Despite this, unknown errors in the Company's third-party licensed software may materially and/or adversely affect the Company.

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

     For IT related systems, the Company has completed its assessment and testing of the Company's mission critical system for its Reston, Virginia and St. Petersburg, Florida locations, namely its AS 400 information management system and has determined that minimal modifications are required for the system to be Year 2000 compatible. A third party reviewer of the system has recommended certain additional testing to insure Year 2000 compatibility. Management's expectation is that the additional testing and modifications will be complete by September 30, 1999. The Virginia and Florida locations utilize the Company's own payroll and human resource applications, which are Year 2000 compatible. Management's expectation is that the general ledger system and a call center phone system for the Virginia and Florida locations will be upgraded or replaced with Year 2000 ready systems by September 30, 1999. The cost to upgrade or replace these systems was previously budgeted for in the Company's 1999 operating plan, and is not expected to exceed $500,000.

     For IT and non-IT systems, a campaign to contact significant suppliers and vendors of products was completed on March 31, 1999. The Company is and will be placing significant reliance on these suppliers' and vendors' statements regarding their Year 2000 readiness. In this regard, the Company faces risks and uncertainties to the extent that such third parties with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the Year 2000 requirements. Although the Company is currently analyzing the impact, if any, of the Year 2000 issues surrounding such third party interactions, failure of any critical technology components to operate properly in the Year 2000 and beyond may have a material adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. Contingency plans will be prepared if it is determined that the compliance objectives will not be met.

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

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on April 21, 1999. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

     (a) The shareholders elected James F. Petersen as Class I Director of the Company whose term will expire upon the 2002 Annual Meeting of Shareholders.

     (b) The shareholders elected John H. Martinson as Class I Director of the Company whose term will expire upon the 2002 Annual Meeting of Shareholders.

     (c) The shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

     The votes for, withheld and abstained for each matter were as follows:

                                                                      VOTES       VOTES
                        MATTER                           VOTES FOR   WITHHELD   ABSTAINED
                        ------                           ---------   --------   ---------
Election of James F. Petersen..........................  9,824,876    79,134         --
Election of John H. Martinson..........................  9,832,493    71,517         --
Appointment of Arthur Andersen LLP.....................  9,869,140     3,925     30,945

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS:

          Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

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

                                          BEST SOFTWARE, INC.

                                          By:    /s/ DAVID N. BOSSERMAN
                                            ------------------------------------
                                                     David N. Bosserman
                                                 Executive Vice President,
                                                Chief Financial Officer and
                                                          Treasurer

Date: May 17, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------
    3.1       -- Second Amended and Restated Articles of Incorporation of
                 the Company. (Incorporated by reference to Exhibit 3.1 of
                 Form 10-K filed for the year ended December 31, 1997)
                 (Registration Statement #0-23117 -- "Form 10-K")
    3.2       -- Amended and Restated By-Laws of the Company.
                 (Incorporated by reference to Exhibit 3.2 of Form 10-K
                 filed for the year ended December 31, 1997)
   27         -- Financial Data Schedule*

---------------
* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.