Form 10-Q
period 1999-06-30
BEST SOFTWARE INC
filed 1999-08-16
CIK 1043431

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                         FOR QUARTER ENDED JUNE 30, 1999

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

                                    YES X   NO
                                    ---     ---

Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                          NUMBER OF SHARES OUTSTANDING ON
          TITLE OF CLASS                           JULY 31, 1999
          --------------                           -------------
    Common Stock, no par value                      11,716,204

                               BEST SOFTWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   PART I    FINANCIAL INFORMATION                               PAGE

   Item 1.   Condensed Consolidated Financial Statements

             Consolidated Balance Sheets as of June 30,
             1999 and December 31, 1998                            3

             Consolidated Statements of Operations for the
             three months and six months ended June 30,
             1999 and 1998                                         4

             Consolidated Statements of Cash Flows for the
             six months ended June 30, 1999 and 1998               5

             Notes to Consolidated Financial Statements            6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  11

   PART II   OTHER INFORMATION

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              BEST SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           JUNE 30,        DECEMBER 31,
                                                                             1999              1998
                                                                          -----------      ------------
                                                                          (UNAUDITED)
                                   ASSETS
Current Assets:
   Cash and cash equivalents                                               $   20,352        $  29,549
   Short-term marketable securities                                             4,964           16,731
   Accounts receivable, net of allowance of $667 and $938 respectively          9,794            8,198
   Prepaid expenses and other current assets                                    4,155            3,130
                                                                           -----------       ----------
          Total current assets                                                 39,265           57,608
                                                                           -----------       ----------

   Property and equipment, net                                                  5,180            4,333
   Acquired intangibles, net                                                   11,407            7,178
   Long-term marketable securities                                             17,656                -
   Other long-term assets                                                       5,475            5,451
                                                                           -----------       ----------
               TOTAL ASSETS                                                $   78,983        $  74,570
                                                                           ===========       ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Accounts payable and accrued expenses                                   $   12,856        $  14,255
   Deferred maintenance and services revenue                                   21,053           19,350
   Notes payable                                                                  183              264
                                                                           -----------       ----------
          Total Current Liabilities                                            34,092           33,869

   Deferred maintenance and services revenue                                      754              616
                                                                           -----------       ----------
          Total Liabilities                                                    34,846           34,485
                                                                           -----------       ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value; 1,000,000 shares                               -                -
      authorized, none issued
   Common stock, no par value; 40,000,000 shares                               38,342           38,079
      authorized; 11,748,548 and 11,687,676 shares
      issued and outstanding, respectively
   Additional paid-in capital                                                   1,431            1,281
   Accumulated other nonowners' equity                                            (32)            (172)
   Accumulated earnings                                                         4,396              897
                                                                           -----------       ----------
          Total shareholders' equity                                           44,137           40,085
                                                                           -----------       ----------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $   78,983        $  74,570
                                                                           ===========       ==========

        See accompanying notes to the consolidated financial statements

                              BEST SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE   MONTHS   ENDED              SIX    MONTHS   ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                              ------------------------            ----------------------
                                                               1999             1998               1999          1998
                                                              ------------------------            ----------------------
                                                                    (UNAUDITED)                        (UNAUDITED)
REVENUE:
   License fees and royalties                                  $ 10,233     $  8,339               $ 19,575   $ 15,142
   Services                                                      11,420        7,914                 22,120     14,809
                                                              ----------    ---------              ---------  ----------
          Total                                                  21,653       16,253                 41,695     29,951
                                                              ----------    ---------              ---------  ----------
COST OF REVENUE:
   License fees and royalties                                       571          455                    911        895
   Services                                                       3,910        2,807                  7,275      4,946
                                                              ----------    ---------              ---------  ----------
          Total                                                   4,481        3,262                  8,186      5,841
                                                              ----------    ---------              ---------  ----------

GROSS MARGIN                                                     17,172       12,991                 33,509     24,110
                                                              ----------    ---------              ---------  ----------
OPERATING EXPENSES:
   Sales and marketing                                            7,531        5,847                 15,083     10,551
   Research and development                                       3,775        2,700                  7,115      4,821
   General and administrative                                     2,499        2,024                  4,670      3,734
   Write-off of purchased research and development                  -            -                    1,200      3,850
   Amortization of acquired intangibles                             579          273                    929        273
                                                              ----------    ---------              ---------  ----------
          Total                                                  14,384       10,844                 28,997     23,229
                                                              ----------    ---------              ---------  ----------
Operating income                                                  2,788        2,147                  4,512        881
   Other income, net                                                531          558                  1,122      1,152
                                                              ----------    ---------              ---------  ----------
Income from operations before income taxes                        3,319        2,705                  5,634      2,033
   Income tax provision                                           1,260        1,040                  2,135        770
                                                              ----------    ---------              ---------  ----------
NET INCOME                                                     $  2,059     $  1,665               $  3,499   $  1,263
                                                              ==========    =========              =========  ==========

Basic net income per share                                     $   0.18     $   0.14               $   0.30   $   0.11
                                                              ==========    =========              =========  ==========
Diluted net income per share                                   $   0.17     $   0.14               $   0.29   $   0.10
                                                              ==========    =========              =========  ==========
Basic weighted average shares outstanding                        11,722       11,568                 11,711     11,276
                                                              ==========    =========              =========  ==========
Diluted weighted average shares outstanding                      12,173       12,249                 12,272     12,052
                                                              ==========    =========              =========  ==========

        See accompanying  notes to the consolidated financial statements

                              BEST SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                                       SIX   MONTHS   ENDED
                                                                             JUNE 30,
                                                                     -----------------------
                                                                      1999             1998
                                                                     ----------    ---------
                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                           $    3,499    $  1,263
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
      OPERATING ACTIVITIES:
       Depreciation and amortization                                      2,192       1,016
       Write-off of purchased research and development                    1,200       3,850
       Other non-cash charges or credits                                    205      (1,101)
     (Increase) decrease in current assets:
       Accounts receivable (net)                                         (1,596)       (340)
       Prepaid expenses and other current assets                         (1,347)       (355)
     Increase (decrease) in current liabilities:
       Accounts payable and accrued expenses                             (1,399)      1,660
       Deferred maintenance and services revenue                          1,841       1,530
                                                                     -----------   ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                              4,595       7,523
                                                                     -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                  (1,916)     (1,155)
     Purchase of marketable securities                                  (26,925)    (21,037)
     Proceeds from sale of marketable securities                         21,045      17,178
     Acquisitions, net of cash acquired                                  (6,178)     (6,800)
                                                                     -----------   ---------
NET CASH USED IN INVESTING ACTIVITIES                                   (13,974)    (11,814)
                                                                     -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options and warrants                   263         265
     Purchase and retirement of treasury stock                              -          (355)
     Repayment of notes payable                                             (81)     (1,391)
                                                                     -----------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         182      (1,481)
                                                                     -----------   ---------

Effect of exchange rate changes                                             -            17
                                                                     -----------   ---------

Net decrease in cash and cash equivalents                                (9,197)     (5,755)
Cash and cash equivalents, beginning of period                           29,549      33,164
                                                                     -----------   ---------
Cash and cash equivalents, end of period                             $   20,352    $ 27,409
                                                                     ===========   =========

SUPPLEMENTAL DISCLOSURE
  Cash paid during the period for:
    Income taxes                                                     $    1,835    $  1,669
    Interest                                                         $        9    $     35
  240,000 shares issued to HR Management Software GmbH                      -      $  3,630

        See accompanying notes to the consolidated financial statements

                               BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1998 filed in the Company's Form 10-K with the Securities and Exchange Commission ("SEC"). These condensed financial statements are unaudited and do not include certain information and footnote disclosures normally included in annual financial statements as permitted by SEC rules and regulations. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results of operations expected for the full fiscal year.

     In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of June 30, 1999, the results of its operations for the three-month and six-month periods ended June 30, 1999 and 1998, and cash flows for the six-month periods ended June 30, 1999 and 1998. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     In general, the functional currency of a foreign operation is deemed to be the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into US dollars using the exchange rate in effect at the balance sheet date. Revenue and expense accounts for those operations are translated using the average exchange rate during the period. The effects of the foreign currency translation adjustments are included as a separate component of shareholders' equity under accumulated other non-owners' equity caption.

2. SOFTWARE REVENUE RECOGNITION

     In October 1997, The American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") SOP 97-2, "Software Revenue Recognition". The Company adopted SOP 97-2 effective January 1, 1998. The adoption of SOP 97-2 did not have a material impact on the Company.

     The AICPA has also issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company has completed evaluating this statement and believes that its provision will not have a material impact on the Company's results of operations.

                               BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. NET INCOME PER COMMON SHARE

     In accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share", basic net income per share and diluted net income per share can be reconciled as indicated below:

(In thousands, except per share data)

                                                                           THREE MONTHS ENDED JUNE 30,
                                                  -----------------------------------------------------------------------------
                                                             1999                                              1998
                                                  -----------------------------------        ----------------------------------
                                                          (UNAUDITED)                                       (UNAUDITED)
                                                                         PER-SHARE                                  PER-SHARE
                                                    INCOME      SHARES     AMOUNT             INCOME      SHARES      AMOUNT
    Basic net income per share:
    Income available to common shareholders       $   2,059      11,722    $  0.18           $  1,665     11,568     $  0.14
    Effect of dilutive securities
          Options and warrants                                      451                                      681
                                                  ----------     -------                     ---------    -------
    Diluted net income per share:
    Income available to common shareholders       $   2,059      12,173    $  0.17           $  1,665     12,249     $  0.14
                                                  ==========     =======                     =========    =======

                                                                             SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------------------------------------------------------
                                                              1999                                             1998
                                                  -----------------------------------        ----------------------------------
                                                           (UNAUDITED)                                      (UNAUDITED)
                                                                         PER-SHARE                                  PER-SHARE
                                                    INCOME      SHARES     AMOUNT              INCOME     SHARES     AMOUNT
    Basic net income per share:
    Income available to common shareholders        $  3,499      11,711    $  0.30           $  1,263      11,276    $  0.11
    Effect of dilutive securities
      Options and warrants                                          556                                       776
                                                  ----------     -------                     ---------    -------
    Diluted net income per share:
    Income available to common shareholders        $  3,499      12,267    $  0.29           $  1,263      12,052    $  0.10
                                                  ==========     =======                     =========    =======

4. ACQUISITIONS

     In March 1999, the Company acquired the assets of OmniVista Software Corporation ("OmniVista"), a leading provider of planning and analytical software. The acquisition price was $5.0 million in cash, $350,000 in assumed net liabilities and acquisition expenses of approximately $350,000. The acquisition was accounted for as a purchase and the Company recorded a charge for $1.2 million in the first quarter of 1999 associated with in-process research and development ("IPR&D"). The Company used an independent third-party appraiser to assess and value the IPR&D. The value assigned was determined by identifying significant research projects for which technological feasibility had not been established. The purchase price allocation represents the estimated fair market value based on risk-adjusted cash flows related to the incomplete products. The excess of the purchase price over the fair value of the net assets of approximately $4.5 million represents completed technology and product base of approximately $1.7 million, assembled work force of $275,000, and customer base and strategic alliances of $2.5 million. These intangible assets will be amortized over four to six years. The Company believes that the assumptions used in the IPR&D and intangible valuations were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results.

                               BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. ACQUISITIONS -- (CONTINUED)

     In March 1999, the Company acquired HR Management & Software AG ("HRS AG"), a Swiss Company and provider of human resource software in the European marketplace. The acquisition price was approximately $900,000 in cash. The acquisition was accounted for as a purchase. The Company assigned $632,000 to intangible assets related to the completed technology base and the assembled workforce, which is amortized over seven years. The Company recorded approximately $610,000 in tangible assets consisting primarily of cash and accounts receivable and $342,000 in assumed liabilities of HRS AG.

     In March 1998, the Company acquired HR Management Software GmbH ("HRS"), a German Company and provider of human resource software in the European marketplace. The acquisition price was for approximately $10.4 million, consisting of $6.4 million in cash, 240,000 shares of Common Stock, and acquisition costs of approximately $400,000. The acquisition was accounted for as a purchase and the Company recorded a charge of approximately $3.9 million in the first quarter of 1998 for amounts allocated to in-process research and development. The Company assigned approximately $6.5 million to intangible assets and existing technology and is amortizing this over the expected economic useful lives, which range from three to seven years. The Company recorded approximately $2.7 million in tangible assets consisting primarily of accounts receivable and fixed assets and $2.7 million in assumed liabilities of HRS.

     Results of operations for all acquisitions have been included with those of the Company for periods subsequent to the corresponding date of acquisition.

     The following consolidated proforma information assumes the HRS acquisition occurred on January 1, 1998.

(In thousands, except per share data)

                                                              SIX MONTHS
                                                                ENDED
                                                               JUNE 30,
                                                                 1998
                                                              ----------
                                                              (unaudited)
             Revenue                                          $  31,403
             Income from operations before income taxes           2,049
                                                              ----------
             Net income                                       $   1,279
                                                              ==========
             Earnings per share                               $    0.11
                                                              ==========

5. COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The Company adopted SFAS No. 130 effective January 1, 1998 which requires companies to report comprehensive income which is the total of net income plus all changes in equity during the period except those resulting from investment by owners and distribution to owners. The Company's comprehensive income, as presented below, consists of net income and, where applicable, the unrealized gains on marketable securities and foreign currency translation adjustments.

                               BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. COMPREHENSIVE INCOME -- (CONTINUED)

(In thousands)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                     -----------------------------
                                                                        1999                1998
                                                                     -----------       -----------
        Net Income                                                    $ 3,499             $ 1,263
          Other comprehensive income:
             Foreign currency translation adjustments                     -                    10
             Unrealized gain on marketable securities                     131                 -
                                                                     -----------       -----------
        Comprehensive Income                                          $ 3,630             $ 1,273
                                                                     ===========       ===========

6. SEGMENT REPORTING

     In 1998, the Company adopted SFAS No. 131, which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker of decision making group, in deciding how to allocate resources and in assessing performance.

     The Company has identified three reportable segments. Accounting Products Group ("APG"), Human Resources Products Group ("HRPG"), and international operations. Each is a strategic business unit that offers different products and services or serves different geographic markets. They are managed separately as each business requires different technology, domain expertise, marketing strategy and knowledge, and level of services.

(In thousands)

                                                        AS OF
                              -----------------------------------------------------------
                                   JUNE 30, 1999                    DECEMBER 31, 1998
                              ------------------------           ------------------------
                                Segment     Long-lived             Segment    Long-lived
                                assets        assets                assets       assets
                              ----------   -----------           -----------  -----------
APG                            $ 12,348      $  7,533             $   6,941   $   2,522
HRPG                             18,956         2,658                16,728       2,697
                              ----------   -----------           -----------  -----------
  Total Domestic                 31,304        10,191                23,669       5,219
                              ----------   -----------           -----------  -----------
International                    11,327         7,255                10,117       7,013
Unallocated Corporate            36,352           166                40,784         213
                              ----------   -----------           -----------  -----------
     Total                     $ 78,983      $ 17,612             $  74,570   $  12,445
                              ==========   ===========           ===========  ===========

     The portion of cash and cash equivalents, short-term and long-term marketable securities and related interest income, that are not identifiable with a specific segment are reflected in "Unallocated Corporate" line. All inter-segment balances for the presented periods are eliminated for presentation purposes.

                               BEST SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. SEGMENT REPORTING -- (CONTINUED)

(In thousands)

                                                                          THREE MONTHS ENDED JUNE 30,
                              ---------------------------------------------------------------------------------------------------
                                                  1999                                              1998
                              ------------------------------------------------    -----------------------------------------------
                                              Write-off of                                       Write-off of
                               Revenue from     purchased        Segment          Revenue from    purchased         Segment
                                 external     research and   operating profit       external     research and   operating profit
                                customers      development        (loss)            customers    development         (loss)
     APG                        $   9,726                     $   2,501            $    8,705                     $    3,142
     HRPG                           9,285                         1,881                 6,120                            813
                                ---------                     ----------           -----------                    -----------
       Total Domestic              19,011                         4,382                14,825                          3,955
                                ---------                     ----------           -----------                    -----------
     International                  2,642                          (543)                1,428                           (774)
     Unallocated Corporate                                         (520)                                                (476)
                                ---------      -----------    ----------           -----------    ------------    -----------
          Total                 $  21,653      $      -       $   3,319            $   16,253     $      -        $    2,705
                                =========      ===========    ==========           ===========    ============    ===========


                                                                           SIX MONTHS ENDED JUNE 30,
                              ---------------------------------------------------------------------------------------------------
                                                  1999                                              1998
                              ------------------------------------------------    -----------------------------------------------
                                              Write-off of                                       Write-off of
                               Revenue from     purchased        Segment          Revenue from    purchased         Segment
                                 external     research and   operating profit       external     research and   operating profit
                                customers      development        (loss)            customers    development         (loss)
     APG                       $  20,116        $  1,200        $   5,531          $  16,807                      $   5,959
     HRPG                         16,582                            2,749             11,589                          2,095
                                ---------       ---------       ----------         ---------      ---------       ----------
       Total Domestic             36,698           1,200            8,280             28,396                          8,054
                                ---------       ---------       ----------         ---------      ---------       ----------
     International                 4,997                             (936)             1,555      $   3,850          (4,810)
     Unallocated Corporate                                         (1,710)                                           (1,211)
                                ---------       ---------       ----------         ---------      ---------       ----------
          Total                $  41,695        $  1,200        $   5,634          $  29,951      $   3,850       $   2,033
                                =========       =========       ==========         =========      =========       ==========

     The Unallocated Corporate amounts represent primarily general and administrative expenses and interest income on investments that are not associated with any specific business segment.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. For this purpose, the following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's most recent Form 10-K, the Consolidated Financial Statements and Notes thereto. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Important factors known to Best Software, Inc. that could cause such material differences are discussed under the caption "Certain Factors That May Affect Future Results" in Item 7 of the Company's annual report on Form 10-K, which is incorporated herein by reference. These and other important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     Best Software, Inc. is a leading supplier of corporate resource management software solutions, helping organizations to better manage their people, assets and budgeting processes. The Company's feature-rich, cost-effective solutions enhance productivity by automating management, compliance and reporting functions in areas of specialized expertise that entail complex and frequently changing laws and regulations. The Company's solutions have been designed to complement core accounting systems and are scaleable from stand-alone desktop applications running on personal computers to multi-user work group and client/server programs designed for use on personal computer local area networks. The Company reaches its customer base and target market through a multi-channel sales and marketing strategy that includes its network of value-added resellers, accounting firms and consultants ("Business Partners"), a direct-response telesales operation, strategic marketing alliances and a direct sales organization. As of June 30, 1999, the Company had over 48,000 licensed customer locations, representing over 136,000 licensed seats.

     In March 1999, the Company acquired the assets of OmniVista Software Corporation, a leading provider of planning and analytical applications software. The acquisition price was $5.0 million in cash, $350,000 in assumed net liabilities and acquisition expenses of approximately $350,000. This new product line will be distributed under the "Best! Imperativ Analytics" label, which includes an allocation tool and the capabilities to provide flexible budgets. Also in the first quarter of 1999, the Company acquired HR Management & Software AG, a Swiss-based human resource software distributor. The acquisition strengthens the Company's European presence and extends its professional services capacity for the international version of Best! Imperativ HRMS planned for release later this year.

     In 1998, the Company extended its human resource and payroll offerings through a number of acquisitions. In March 1998, the Company acquired HR Management Software GmbH, a leading provider of human resource software in the European marketplace. In October 1998, the Company acquired certain technological assets of HRSoft, Inc., a leading provider of human resource software. In December 1998, the Company acquired a 25% share of S&P AG, a provider of payroll software in the European marketplace.

                                     REVENUE

     In addition to revenue from product licenses, the Company derives significant recurring revenue from maintenance and support agreements. Maintenance and support agreements are generally priced as a percentage of the initial license fee for the underlying products. Under these agreements, the Company provides technical support and periodic software updates. The Company also provides consulting services, which include installation, implementation, set-up and data conversion services. Training and consulting revenue are anticipated to have lower gross margins than revenue from maintenance and support agreements.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data expressed as a percentage of total revenue except for the cost of revenue which is expressed as a percentage of its corresponding revenue.

                                                          THREE MONTHS ENDED           SIX  MONTHS  ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                        ------------------------    -----------------------
                                                            1999         1998          1999          1998
                                                        -----------   ----------    ----------   ----------
                                                               (UNAUDITED)                 (UNAUDITED)
REVENUE:
  License fees and royalty                                  47.3%        51.3%          46.9%        50.6%
  Services                                                  52.7         48.7           53.1         49.4
                                                        -----------   ----------    ----------   ----------
          Total                                            100.0        100.0          100.0        100.0
                                                        -----------   ----------    ----------   ----------
COST OF REVENUE:
  License fees and royalty                                   5.6          5.5            4.6          5.9
  Services                                                  34.2         35.4           32.9         33.4
                                                        -----------   ----------    ----------   ----------
          Total                                             20.7         20.1           19.6         19.5
                                                        -----------   ----------    ----------   ----------

GROSS MARGIN                                                79.3         79.9           80.4         80.5
                                                        -----------   ----------    ----------   ----------
OPERATING EXPENSES:
   Sales and marketing                                      34.8         36.0           36.2         35.2
   Research and development                                 17.4         16.5           17.1         16.1
   General and administrative                               11.5         12.5           11.2         12.5
   Write-off of purchased research and development           -            -              2.8         12.9
   Amortization of acquired intangibles                      2.7          1.7            2.2          0.9
                                                        -----------   ----------    ----------   ----------
          Total                                             66.4         66.7           69.5         77.6
                                                        -----------   ----------    ----------   ----------
OPERATING INCOME                                            12.9         13.2           10.9          2.9
   Other income, net                                         2.4          3.4            2.7          3.8
                                                        -----------   ----------    ----------   ----------
Income from operations before income taxes                  15.3         16.6           13.6          6.7
                                                        -----------   ----------    ----------   ----------
   Income tax provision                                      5.8          6.4            5.2          2.6
                                                        -----------   ----------    ----------   ----------
NET INCOME                                                   9.5%        10.2%           8.4%         4.1%
                                                        ===========   ==========    ==========   ==========

     License Fees and Royalties Revenue -- License fees and royalties revenue consists of fees from software licenses and royalties. License fees and royalties revenue increased by approximately $2.0 million (23%) and $4.4 million (29%) for the three months and six months ended June 30, 1999 from the corresponding periods in 1998, respectively. The increase in license fees and royalties revenue was primarily due to an increase in the APG and HRPG product lines, which resulted mostly from increased sales of higher priced Imperativ, multi-user products and royalties. As a percentage of total revenue, license fees and royalties revenue decreased to 47.3% and 46.9% for the three months and six months ended June 30, 1999 from 51.3% and 50.6% for the three months and six months ended June 30, 1998, respectively. The decrease was primarily due to the increased efforts in providing support services to our customers and the additional revenue from the European operations acquired in March 1998 which produce a higher relative percentage of service revenue.

     Services Revenue -- Services revenue includes revenue from maintenance and support agreements, training, consulting and implementation services. Services revenue increased by approximately $3.5 million (44%) and $7.3 million (49%) for the three months and six months ended June 30, 1999 from the corresponding periods in 1998, respectively. The increase in services revenue was primarily attributable to an increase in the number of maintenance and support agreements as a result of a larger installed base of customers throughout the United States and international operations and higher average contract value. To a lesser extent, the increase in services revenue was due to the Company's increased focus on offering training and other consulting services, which include implementation, installation, set-up and data conversion activities. Services revenue, as a percentage of total revenue, increased to 52.7% and 53.1% for the three months and six months ended June 30, 1999 from 48.7% and 49.4% for the three months and six months ended June 30, 1998, respectively. The increase was primarily due to the acquisition of the European operations in March 1998 which contribute relatively higher service revenue.

     Cost of License Fees and Royalties Revenue -- Cost of license fees and royalties revenue consists primarily of the costs of media, product manuals, shipping and fulfillment, and royalties paid to third parties. Cost of license fees and royalties revenue increased by approximately $116,000 (25%) and $16,000 (2%) for the three months and six months ended June 30, 1999 from the corresponding periods in 1998, respectively. The increase was primarily due to an increase in direct costs and to a lesser extent to the net shipping costs for the period. As a percentage of license fees and royalties revenue, cost of license fees and royalties revenue increased to 5.6% and decreased to 4.6% for the three months and six months ended June 30, 1999 from 5.5% and 5.9% for the three months and six months ended June 30, 1998, respectively. This was primarily due to increase in sales of higher margin Windows-based and multi-user products, Imperativ products and cost improvements on the license media and fulfillment operations.

     Cost of Services Revenue -- Cost of services revenue consists primarily of personnel costs, telephone charges and other costs related to providing telephone support, training and consulting services. Cost of services revenue increased by approximately $1.1 million (39%) and $2.3 million (47%) for the three months and six months ended June 30, 1999 from the corresponding periods in 1998, respectively. The increase in cost of services revenue was primarily due to increases in service personnel to meet the demands of the higher number of maintenance and support based customers and the increased services related to the European operations. The cost of services revenue, as a percentage of services revenue, was 34.2% and 32.9% for the three months and six months ended June 30, 1999, and 35.4% and 33.4% of services revenue for the three months and six months ended June 30, 1998, respectively.

     Sales and Marketing -- Sales and marketing expenses consist primarily of the costs of the Company's sales and marketing personnel as well as the costs of direct mail, advertising, and other sales and marketing activities. Sales and marketing expenses increased by approximately $1.7 million (29%) and $4.5 million (43%) for the three months and six months ended June 30, 1999 from the corresponding periods in 1998, respectively. This increase was primarily attributable to hiring additional personnel for the National Accounts ramp up and increased marketing activities as a result of new product releases and increased web site and corporate brand awareness activities. As a percentage of total revenue, sales and marketing expenses decreased to 34.8% and increased to 36.2% for the three months and six months ended June 30, 1999 from 36.0% and 35.2% of the total revenue for the three months and six months ended June 30, 1998, respectively.

     Research and Development -- Research and development expenses consist primarily of personnel costs and fees paid to outside consultants who research, develop, maintain and enhance the Company's existing software product lines and develop new products. Research and development expenses increased by approximately $1.1 million (40%) and approximately $2.3 million (48%) for the three months and six months ended June 30, 1999 from the corresponding periods in 1998, respectively. This increase was primarily due to the increased expenses relating to the development of the Company's new budgeting and Imperativ products. As a percentage of total revenue, research and development expenses increased to 17.4% and 17.1% for the three months and six months ended June 30, 1999 from 16.5% and 16.1% of total revenue for the three months and six months ended June 30, 1998, respectively.

     General and Administrative -- General and administrative expenses include the costs of corporate operations, accounting and finance, legal, human resources and other infrastructure costs. General and administrative expenses increased by approximately $475,000 (23%) and $936,000 (25%) for the three months and six months ended June 30, 1999 from the corresponding periods in 1998, respectively. The increase in general and administrative expenses was the result of increased staffing and related expenses necessary to manage and support the expansion of the Company's operations. As a percentage of total revenue, general and administrative expenses decreased by approximately a full percentage point to 11.5% and 11.2% for the three months and six months ended June 30, 1999 from 12.5% for both the three months and six months ended June 30, 1998, respectively.

     Write-off of Purchased Research and Development -- A charge of $1.2 million was recorded in the first quarter of 1999 for the appraised valuation of the purchased IPR&D costs acquired from OmniVista (see Note 4 to Consolidated Financial Statements), which represents 2.8% of total revenue for the six months ended June 30, 1999. Similarly, in first quarter of 1998, a charge of approximately $3.9 million was recorded for the purchased IPR&D costs acquired from HR Management Software GmbH (see Note 4 to Consolidate Financial Statements) which represented 12.9% of total revenue for the six months ended June 30, 1998.

     OmniVista Acquisition -- In connection with the acquisition of OmniVista in March 1999, the Company allocated $1.2 million of the $5.7 million purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on future cash flows that have been adjusted by the project's cost-based completion percentage of approximately 21 percent. At the acquisition date, the development of these projects had not yet reached technological feasibility and the IPR&D in progress had no alternative future uses. Therefore, these costs were expensed as of the acquisition date, accordingly. The remainder of the purchase price was allocated to completed technology, other intangibles and goodwill. These amounts are being amortized over periods ranging from four to six years.

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

     Amortization of Acquired Intangibles -- The acquired intangibles and goodwill resulting from the 1998 acquisition of HR Management Software GmbH and 1999 acquisition of OmniVista are being amortized over useful lives of three to seven years. As a result the Company recognized amortization charges of approximately $579,000 and $929,000 for the three months and six months ended June 30, 1999, respectively.

     Other Income -- Other income consists primarily of earnings from investments in marketable securities, net of related expenses. Other income (net) decreased by 4.8% and 2.6% to approximately $531,000 and $1.1 million for the three months and six months ended June 30, 1999, respectively.

     Income Tax Provision -- The Company's effective tax rate was 37.9% for both the three months and six months ended June 30, 1999, as compared to 37.4% and 37.9% for the corresponding periods in 1998. The provision for income taxes for the three months and six months ended June 30, 1999 is based upon the Company's estimate of the effective tax rate for calendar year 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily from cash provided by the operating activities. As of June 30, 1999, the Company had approximately $5.2 million in net working capital, including $20.4 million in cash and cash equivalents and approximately $5.0 million in high quality short-term marketable securities. This excludes approximately $17.7 million long-term marketable securities, which are primarily invested on government related securities.

     For the six months ended June 30, 1999 and 1998, net cash provided by operating activities was approximately $4.6 million and $7.5 million, respectively. The decrease in cash provided by operating activities was primarily due to an increase in accounts receivable and prepaid expenses partially offset by a decrease in accounts payable and accrued expenses.

     Net cash used in investing activities was $14.0 million for the six months ended June 30, 1999. Included in this amount is $6.2 million paid in connection with acquisitions, $1.9 million in capital expenditures and approximately $6.0 million in additional investment in marketable securities. For the six months ended June 30, 1998, net cash used in investing activities was $11.8 million. Similarly, such a use of cash consisted of $1.2 million for capital expenditures, $6.8 million cash paid for acquisitions and additional investment in marketable securities of approximately $4.0 million. Although the Company does not currently have any material identifiable commitments for capital expenditures, the Company expects to continue to invest in the acquisition of property and equipment in the ordinary course of its business. The Company does not have any material commitments related to its royalties obligations arising from licenses of certain products and technologies used in the Company's products.

     Cash flows provided from financing activities was $182,000 principally as a result of proceeds from exercise of stock options offset by partial repayment of notes payable. For the six months ended June 30, 1998, the cash used in financing activities was approximately $1.5 million primarily due to repayment of notes payable for $1.4 million.

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

     The Company has completed certain internal testing of the file server versions of its human resources and payroll products, as well as its client server human resources products, and has confirmed that they are Year 2000 compatible. ITAA certification (meaning that the Company has been found to meet the information technology industry's best software development practices for addressing the Year 2000 issue) has been obtained for the Abra Suite and Best! Imperativ HRMS products. The Company has further determined that the Abra Tax File product is not Year 2000 compatible, but it is currently anticipated that the effort and cost to resolve this issue will be minimal and that a release, now planned for the third quarter of 1999, will resolve the problem. The DOS versions of the Abra product lines are not Year 2000 compatible. Existing customers of these DOS versions have been informed that the Company will not support the DOS products beyond 1999. The Company sold its People Manager HR product, which was not

Year 2000 compatible, to an unrelated third party. Existing customers of this product have been informed that the Company will not support the People Manager product beyond current support contract commitments.

     The Company has completed testing of its Windows-based FAS products. For the FAS Windows 95/98 Novell and Microsoft NT-based products and the Best! Imperativ Asset Accounting product, the only significant date-related restriction of which the Company is currently aware is that the "placed in service date" field will not allow new assets to be entered in years beyond the year 2019. By definition, this restriction will not negatively impact a user of the existing FAS products for approximately 20 years. The Company's next generation of FAS Windows products, scheduled for release within the next two to three years, will not contain this date-related restriction. The DOS versions and certain Windows 3.1 and 3.11-based products of FAS are not Year 2000 compatible. Existing customers of these versions have been informed that the Company will not support these products beyond 1999. The Company is conducting campaigns to convert these customers to its Year 2000 compatible products. The Company's German subsidiary has completed testing of its currently marketed Windows based products. A patch insuring Y2K compatibility will be shipped to the installed customer base by September 30, 1999. Support for all non-Y2K compatible DOS products is being discontinued and the customer base for such products has been informed of this.

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

     For IT related systems, the Company has completed its assessment and testing of the Company's mission critical system for its Reston, VA and St. Petersburg, FL locations, namely its AS 400 information management system and has determined that minimal modifications are required for the system to be Year 2000 compatible. A third party reviewer of the system has recommended certain additional testing to insure Year 2000 compatibility. Management's expectation is that the additional testing and modifications will be completed by September 30, 1999. The Virginia and Florida locations utilize the Company's own payroll and human resource applications which are Year 2000 compatible. A Virginia Call Center Phone System was recently upgraded and is now Y2K ready. The Florida call center phone system will be upgraded by September 30,1999. The Company is in the process of upgrading the general ledger system used by its US based operations and for consolidating its multi-national operations. The current schedule has this project being completed in the December quarter of 1999. As a contingency plan, the Company has a software upgrade, to its existing general ledger system, available to be installed, if for any reason the implementation of new system is not tracking to a completion by the middle of the fourth quarter. The Company believes that the upgrade can be implemented in approximately one week, if such action were required. The cost to upgrade or replace these systems was previously budgeted for in the Company's 1999 operating plan, and is not expected to exceed $500,000. The Company's German subsidiary has completed its assessment and testing of its mission critical accounting software and has determined that minimal modifications are required for the system to be Year 2000 compatible. Assessment and testing of its mission critical CRM information software has also been completed. On or before October 31, 1999, that system will be replaced with a fully Year 2000 compatible one.

     For IT and non-IT systems, the initial campaign to contact significant suppliers and vendors of products and services has been completed. Follow-up efforts to obtain and analyze responses to this campaign will be ongoing with an expected completion date of September 30, 1999. The initial campaign to contact significant suppliers and vendors of OmniVista, the provider of planning and analytical software that the Company acquired on March 25, 1999, was completed in early July 1999. The Company's German subsidiary's campaign to contact its significant suppliers and vendors of products and services has an expected completion date of October 31, 1999. Follow up efforts to obtain and analyze responses to this campaign will be ongoing with an expected completion date of November 30, 1999. The Company is and will be placing significant reliance on these suppliers' and vendors' statements regarding their Year 2000 readiness. In this regard, the Company faces risks and uncertainties to the extent that such third parties with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the Year 2000 requirements. Although the Company is currently analyzing the impact, if any, of the Year 2000 issues surrounding such third party interactions, failure of any critical technology components to operate properly in the Year 2000 and beyond may have a material adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. Contingency plans will be prepared if it is determined that the compliance objectives will not be met.

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

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) EXHIBITS:

     Financial Data Schedule, which is submitted electronically on to the Securities and Exchange Commission for Information only and is not filed.

 (b) REPORTS ON FORM 8-K:

     None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BEST SOFTWARE, INC.

Date: August 13, 1999

                                      By: /s/ David N. Bosserman
                                      --------------------------
                                      David N Bosserman
                                      Executive Vice President
                                      Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

            EXHIBIT NO.
            -----------
               27          Financial Data Schedule*

-------------
* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.