Form 10-Q
period 1999-09-30
BEST SOFTWARE INC
filed 1999-11-12
CIK 1043431

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                   FORM 10-Q

(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period________to___________

                         COMMISSION FILE NUMBER 0-23117

                               BEST SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

           VIRGINIA                               7372                            54-1222526
(state or other jurisdiction of       (Primary Standard Industrial               (IRS Employer
incorporation or organization)         Classification Code Number)          Identification Number)

                           11413 ISAAC NEWTON SQUARE
                             RESTON, VIRGINIA 20190
                                 (703) 709-5200

  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

     As of October 31, 1999, there were outstanding 11,768,338 shares of common stock, no par value, of Best Software, Inc.

===============================================================================

                              BEST SOFTWARE, INC.
                                   Form 10-Q
                   Quarterly Period Ended September 30, 1999

                               Table of Contents

                                                                                                             PAGE
                                                                                                             ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                                                                1

           Condensed Consolidated Balance Sheets as of September 30, 1999 and
           December 31, 1998                                                                                   1

           Condensed Consolidated Statements of Operations for the three months and
           nine months ended September 30, 1999 and 1998                                                       2

           Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1999 and 1998                                                                   3

           Notes to Condensed Consolidated Financial Statements                                                4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                               9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                         17

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                  17

Item 2.    Changes in Securities and Use of Proceeds                                                          17

Item 3.    Defaults Upon Senior Securities                                                                    17

Item 4.    Submission of Matters to a Vote of Security Holders                                                17

Item 5.    Other Information                                                                                  17

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits                                                                                    17
           (b)    Reports on Form 8-K                                                                         17

SIGNATURE                                                                                                     18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              BEST SOFTWARE, INC.
                     Condensed Consolidated Balance Sheets
                    (in thousands, except per share amount)

                                                                           September 30,             December 31,
                                                                                1999                     1998
                                                                               ------                   ------
                                                                             (unaudited)
     ASSETS

Current Assets
     Cash and cash equivalents                                                 $24,688                  $29,549
     Short-term investments                                                      4,997                   16,731
     Accounts receivable, net of allowance of
         $539 and $938, respectively                                             9,779                    8,198
     Prepaid expenses and other                                                  3,211                    3,130
                                                                               -------                  -------
         Total Current Assets                                                   42,675                   57,608
Other Assets
     Property and equipment, net                                                 5,293                    4,333
     Acquired intangibles, net                                                  14,694                    7,178
     Marketable securities                                                      17,523                        -
     Other assets                                                                5,152                    5,451
                                                                               -------                  -------
         Total Other Assets                                                     42,662                   16,962
                                                                               -------                  -------
              Total Assets                                                     $85,337                  $74,570
                                                                               =======                  =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                          $13,869                  $14,255
     Deferred maintenance and services revenues                                 22,256                   19,350
     Notes payable                                                                 120                      139
                                                                               -------                  -------
         Total Current Liabilities                                              36,245                   33,744
Other Liabilities
     Notes payable                                                                   -                      125
     Deferred maintenance and services revenues                                    832                      616
                                                                               -------                  -------
         Total Other Liabilities                                                   832                      741
                                                                               -------                  -------
              Total Liabilities                                                 37,077                   34,485
Commitments and Contingencies
Shareholders' Equity
     Preferred stock, $0.01 par value; 1,000 shares
         authorized, none issued                                                     -                        -
     Common stock, no par value; 40,000 shares
         authorized, 11,767 and 11,688 shares issued
         and outstanding, respectively                                          38,449                   38,079
     Additional paid-in capital                                                  2,941                    1,281
     Deferred compensation                                                         (56)                     (95)
     Accumulated other comprehensive income (loss)                                 166                      (77)
     Accumulated earnings                                                        6,760                      897
                                                                               -------                  -------
     Total Shareholders' Equity                                                 48,260                   40,085
                                                                               -------                  -------
              Total Liabilities and Shareholders' Equity                       $85,337                  $74,570
                                                                               =======                  =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                              BEST SOFTWARE, INC.
                Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                   Three Months                 Nine Months
                                                               Ended September 30,          Ended September 30,
                                                               1999           1998           1999          1998
                                                               ----           ----           ----          ----
                                                                   (unaudited)                  (unaudited)
Revenues
     License fees and royalties                                 $10,458     $ 9,035         $30,033       $24,177
     Services                                                    12,812       8,967          34,932        23,776
                                                                -------     -------         -------       -------
         Total Revenues                                          23,270      18,002          64,965        47,953

Cost of Revenues
     License fees and royalties                                     435         422           1,346         1,317
     Services                                                     4,589       3,051          11,864         7,997
                                                                -------     -------         -------       -------
         Total Cost of Revenues                                   5,024       3,473          13,210         9,314
                                                                -------     -------         -------       -------
Gross Margin                                                     18,246      14,529          51,755        38,639

Operating Expenses
     Sales and marketing                                          7,979       6,559          23,062        17,110
     Research and development                                     3,810       2,898          10,925         7,719
     General and administrative                                   2,461       2,264           7,131         5,998
     Write-off of purchased research
         and development                                              -           -           1,200         3,850
     Amortization of acquired intangibles                           725         273           1,654           546
                                                                -------     -------         -------       -------
         Total Operating Expenses                                14,975      11,994          43,972        35,223
                                                                -------     -------         -------       -------
Operating Income                                                  3,271       2,535           7,783         3,416
Other income, net                                                   544         606           1,666         1,758
                                                                -------     -------         -------       -------
Income Before Taxes                                               3,815       3,141           9,449         5,174
Provision for Income Taxes                                        1,450       1,200           3,585         1,970
                                                                -------     -------         -------       -------
Net Income                                                      $ 2,365     $ 1,941         $ 5,864       $ 3,204
                                                                =======     =======         =======       =======

Net Income Per Common Share
     Basic                                                      $  0.20     $  0.17         $  0.50       $  0.28
     Diluted                                                    $  0.19     $  0.16         $  0.48       $  0.26

Shares Used for Computation
     Basic                                                       11,754      11,610          11,725        11,389
     Diluted                                                     12,356      12,284          12,309        12,122


See accompanying Notes to Condensed Consolidated Financial Statements.

                     (this space intentionally left blank)

                              BEST SOFTWARE, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                               1999                     1998
                                                                               ----                     ----

                                                                            (unaudited)               (unaudited)
Cash and cash equivalents at beginning of period                               $ 29,549                $ 33,164
                                                                               --------                --------
Cash flows from operating activities
Net income                                                                        5,864                   3,204
     Adjustments to reconcile net income to cash
         provided by operating activities
              Depreciation and amortization                                       4,006                   1,628
              Write-off of purchased research and development                     1,200                   3,850
              Other                                                                 468                  (1,324)
              (Increase) decrease in current assets
                  Accounts receivables, net                                      (1,056)                   (567)
                  Prepaid expenses and other                                        683                    (873)
              Increase (decrease) in current liabilities
                  Accounts payable and accrued expenses                            (602)                  3,831
                  Deferred maintenance and services revenues                      2,669                   1,912
                                                                               --------                --------
                      Net cash provided by operating activities                  13,232                  11,661
Cash flows from investing activities
     Purchases of property and equipment                                         (2,895)                 (2,362)
     Purchases of marketable securities                                         (26,925)                (38,727)
     Proceeds from sales of marketable securities                                21,139                  30,395
     Acquisitions, net of cash acquired                                          (9,423)                 (6,800)
                                                                               --------                --------
Net cash used for investing activities                                          (18,104)                (17,494)
Cash flows from financing activities
     Proceeds from exercise of stock options                                        390                     318
     Purchase and retirement of common stock                                          -                    (355)
     Repayments of notes payable                                                   (622)                 (1,157)
                                                                               --------                --------
                      Net cash used for financing activities                       (232)                 (1,194)
                                                                               --------                --------
Effect of foreign currency exchange rate changes                                    243                       5
                                                                               --------                --------
Net decrease in cash and cash equivalents                                        (4,861)                 (7,022)
                                                                               --------                --------
Cash and cash equivalents at end of period                                     $ 24,688                $ 26,142
                                                                               ========                ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                     (this space intentionally left blank)

                              BEST SOFTWARE, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

1.   Basis of Presentation

    The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP). These interim financial statements should be read in conjunction with the audited consolidated financial statements contained in Best Software, Inc.'s (Best Software or "the Company") Annual Report to the United States Securities and Exchange Commission (SEC) on Form 10-K for the year ended December 31, 1998 ("the 1998 Form 10-K"). The interim financial statements contained in this report are unaudited and, as permitted by GAAP as well as SEC rules and regulations, do not include certain information and disclosures normally included in audited financial statements filed annually with the SEC.

    In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make certain assumptions and estimates that affect the reported amounts of assets and liabilities as of the date of financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, the Company's operating results for interim periods may not be indicative of the results of operations for a full fiscal year.

    The effects of changes in foreign currency exchange rates (principally changes in the value of the German Mark in terms of U.S. Dollars) on the Company's financial position and results of operations are reflected on the Company's balance sheet as a separate component of shareholders' equity under "Accumulated other comprehensive income (loss)." Generally, the functional currency of a foreign operation is deemed to be the local country's currency. Consequently, for financial reporting purposes, assets and liabilities of the Company's operations outside the U.S. are translated into U.S. Dollars using the exchange rate in effect as of the balance sheet date. Revenues and expenses for those operations are translated using the average exchange rate for the period.

2.       Software Revenue Recognition

    In October 1997, The American Institute of Certified Public Accountants ("the AICPA") issued Statement of Position (SOP) 97-2, "Software Revenue Recognition" (SOP 97-2). The Company adopted SOP 97-2 effective January 1, 1998. The adoption of SOP 97-2 did not have a material impact on the Company's financial condition or results of operations.

    In December 1997, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9), effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company believes that implementation of SOP 98-9 will not have a material impact on its financial condition or results of operations.

3.   Net Income per Common Share

     Net income per common share (EPS) is presented on both a basic and diluted basis in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive securities. The table below presents the computation of basic and diluted EPS (in thousands, except per share amounts):

                                                                 Three Months                   Nine Months
                                                             Ended September 30,            Ended September 30,
                                                               1999           1998           1999          1998
                                                               ----           ----           ----          ----
Net income:
     Net income (Basic)                                      $ 2,365       $ 1,941        $ 5,864       $ 3,204
     Adjustments                                                   -             -              -             -
                                                             -------       -------        -------       -------
     Net income (Diluted)                                    $ 2,365       $ 1,941        $ 5,864       $ 3,204
                                                             =======       =======        =======       =======
Common shares:
     Weighted average shares of common stock
         outstanding (Basic)                                  11,754        11,610         11,725        11,389
     Incremental shares related to outstanding
         stock option and warrants                               602           674            584           733
                                                             -------       -------        -------       -------
     Weighted average shares of common stock
         outstanding (Diluted)                                12,356        12,284         12,309        12,122
                                                             -------       -------        -------       -------

EPS-Basic                                                    $  0.20       $  0.17        $  0.50       $  0.28
                                                             -------       -------        -------       -------

EPS-Diluted                                                  $  0.19       $  0.16        $  0.48       $  0.26
                                                             =======       =======        =======       =======

4.   Comprehensive Income

    Comprehensive income was $2.6 million and $6.1 million for the three months and nine months ended September 30, 1999, respectively, and $2.0 million and $3.3 million for the three months and nine months ended September 30, 1998, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner changes in stockholders' equity. The Company's other comprehensive income represents foreign currency translation adjustments (see also Note 1).

5.   Operating Segments and Related Disclosures

    In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), which established standards for reporting information about operating segments in financial statements. According to the provisions of SFAS 131, "operating segments" are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

    The Company has three reportable operating segments: Financial Applications, Human Resources Applications and International operations. Each of these operating segments is a strategic business unit that offers different products and services or serves different geographic markets. They are managed separately as each business requires different technology, domain expertise, marketing strategy and knowledge, and level of services.

    Financial information for each of the Company's reportable operating segments is presented in the following tables (in thousands).

                      (tables begin on the following page)

                                                                  Three Months                    Nine Months
                                                              Ended September 30,             Ended September 30,
                                                               1999           1998           1999          1998
                                                               ----           ----           ----          ----
Revenues from external customers:
     Financial Applications                                   $10,271       $ 9,921        $30,387       $26,728
     Human Resources Applications                               9,836         6,218         26,418        17,807
                                                              -------       -------        -------       -------
         Total Domestic                                        20,107        16,139         56,805        44,535
     International operations                                   3,163         1,863          8,160         3,418
     Other                                                          -             -              -             -
                                                              -------       -------        -------       -------
                                                              $23,270       $18,002        $64,965       $47,953
                                                              =======       =======        =======       =======

Segment operating income (loss), exclusive of write-off
of purchased research and development and amortization
of acquired intangibles:
     Financial Applications                                   $ 3,092       $ 3,745        $10,034       $ 9,703
     Human Resources Applications                               2,668           803          5,554         2,898
                                                              -------       -------        -------       -------
         Total Domestic                                         5,760         4,548         15,588        12,601
     International operations                                    (321)         (175)          (694)         (848)
     Other                                                     (1,443)       (1,565)        (4,257)       (3,941)
                                                              -------       -------        -------       -------
                                                              $ 3,996       $ 2,808        $12,303       $ 7,812
                                                              =======       =======        =======       =======

Write-off of purchased research and development:
     Financial Applications                                   $     -       $     -        $(1,200)      $     -
     Human Resources Applications                                   -             -              -             -
                                                              -------       -------        -------       -------
         Total Domestic                                             -             -         (1,200)            -
     International operations                                       -             -              -        (3,850)
     Other                                                          -             -              -             -
                                                              -------       -------        -------       -------
                                                              $     -       $     -        $(1,200)      $(3,850)
                                                              =======       =======        =======       =======

Amortization of acquired intangibles:
     Financial Applications                                   $  (208)      $     -        $  (415)      $     -
     Human Resources Applications                                 (64)            -           (193)            -
                                                              -------       -------        -------       -------
         Total Domestic                                          (272)            -           (608)            -
     International operations                                    (453)         (273)        (1,046)         (546)
     Other                                                          -             -              -             -
                                                              -------       -------        -------       -------
                                                              $  (725)      $  (273)       $(1,654)      $  (546)
                                                              =======       =======        =======       =======

Segment operating income (loss):
     Financial Applications                                   $ 2,884       $ 3,745        $ 8,418       $ 9,703
     Human Resources Applications                               2,604           803          5,362         2,898
                                                              -------       -------        -------       -------
         Total Domestic                                         5,488         4,548         13,780        12,601
     International operations                                    (774)         (448)        (1,740)       (5,244)
     Other                                                     (1,443)       (1,565)        (4,257)       (3,941)
                                                              -------       -------        -------       -------
                                                              $ 3,271       $ 2,535        $ 7,783       $ 3,416
                                                              =======       =======        =======       =======





                     (this space intentionally left blank)

                                                                           September 30,            December 31,
                                                                                1999                    1998
                                                                                ----                    ----
Segment assets:
     Financial Applications                                                    $13,282                   $ 6,941
     Human Resources Applications                                                7,313                    16,728
                                                                               -------                   -------
         Total Domestic                                                         20,595                    23,669
     International operations                                                   15,651                    10,117
     Other                                                                      49,091                    40,784
                                                                               -------                   -------
                                                                               $85,337                   $74,570
                                                                               =======                   =======

Long-lived assets:
     Financial Applications                                                    $ 7,445                   $ 2,522
     Human Resources Applications                                                2,385                     2,697
                                                                               -------                   -------
         Total Domestic                                                          9,830                     5,219
     International operations                                                   10,755                     7,013
     Other                                                                         102                       213
                                                                               -------                   -------
                                                                               $20,687                   $12,445
                                                                               =======                   =======

    The "Other" line item in the tables above reflects cash and cash equivalents, marketable securities and interest income thereon and other related activity of a general corporate nature not identifiable with a particular operating segment. For presentation purposes, the tables above exclude inter-segment activity. The Financial Applications and Human Resources Applications operating segments were previously referred to as the Accounting Products Group and the Human Resources Products Group, respectively.

6.   Supplemental Information - Condensed Consolidated Statements of Cash Flows

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                               1999                     1998
                                                                               ----                     ----
Cash paid during the year for:
     Income taxes                                                            $   2,351                 $  3,040
     Interest                                                                $       5                 $     44
Material non-cash transactions:
     Issuance of 240,000 shares of common stock to
         HR Management Software GmbH                                         $       -                 $  3,630

See also Note 7 related to acquisitions activity.

7.   Acquisitions

S&P AG

     In August 1999, the Company acquired the remaining ownership interests in S&P AG (S&P), a provider of payroll software in the European marketplace. The Company acquired a 25% interest in S&P in December 1998. The original investment entailed a cash outlay of approximately $0.6 million and was reflected as an Other Asset on the Company's balance sheets. The Company used the equity method of accounting for the original investment.

    The acquisition of the remaining ownership interest in S&P included a cash outlay of approximately $3.3 million. The acquisition was treated as a purchase for accounting purposes. The Company recorded tangible assets of approximately $1.2 million, primarily cash and accounts receivable, and assumed liabilities totaling $0.2 million. Based on the result of a third-party appraisal, the Company recorded the excess of the purchase price over the fair value of the net assets acquired as intangible assets, including completed technology and product base. These intangible assets are being amortized over five to seven years.

     As part of the acquisition agreement, the Company agreed to make contingent payments to the sellers based on certain aspects of S&P's financial performance through the year 2001. Any contingent payments will be reflected as increases in goodwill when the related obligations are incurred and amortized over the then remaining useful life of the goodwill.

OmniVista Software Corporation

     In March 1999, the Company acquired the assets of OmniVista Software Corporation (OmniVista), a leading provider of planning and analytical software. The acquisition price was $5.0 million in cash and $0.4 million in assumed net liabilities. Acquisition expenses totaled approximately $0.3 million. The acquisition was treated as a purchase for accounting purposes.

    In the first quarter of 1999, the Company recognized a charge of $1.2 million associated with IPR&D acquired from OmniVista. The Company used an independent third-party appraiser to assess and value the IPR&D. The value assigned to the IPR&D was determined by identifying significant research projects for which technological feasibility had not been established. The purchase price allocation represents the estimated fair market value based on risk-adjusted cash flows related to the incomplete products. The excess of the acquisition price over the fair value of the net assets of approximately $4.5 million represents completed technology and a product base of approximately $1.7 million, an assembled work force of $0.3 million and a customer base and strategic alliances valued at $2.5 million. These intangible assets are being amortized over four to six years. The Company believes that the assumptions used in the IPR&D and intangible valuations were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results.

     As part of the acquisition agreement, the Company agreed to make contingent payments to the sellers based on certain aspects of OmniVista's financial performance through March 2002. Any contingent payments will be reflected as increases in goodwill when the related obligations are incurred and amortized over the then remaining useful life of the goodwill.

HR Management & Software AG

    In March 1999, the Company acquired HR Management & Software AG, a Swiss company and provider of human resource software in the European marketplace. The acquisition price was approximately $0.9 million in cash. The acquisition was treated as a purchase for accounting purposes. The Company assigned $0.6 million to the acquired customer base and assembled workforce. These intangible assets are being amortized over seven years. The Company recorded tangible assets of approximately $0.6 million (primarily cash and accounts receivable) and assumed liabilities totaling $0.3 million.

HR Management Software GmbH

    In March 1998, the Company acquired HR Management Software GmbH, a German company that was also a provider of human resource software in the European marketplace. The acquisition price was approximately $10.4 million, consisting of $6.4 million in cash, 240,000 shares of the Company's common stock and acquisition costs of $0.4 million. The acquisition was treated as a purchase for accounting purposes.

    The Company recorded tangible assets of approximately $2.7 million, primarily of accounts receivable and fixed assets, and assumed liabilities totaling $2.7 million. The Company assigned approximately $6.5 million to intangible assets. These intangible assets, primarily amounts allocated to existing technology, are being amortized over periods ranging from three to seven years. In the first quarter of 1998, the Company recognized a charge of approximately $3.9 million related to acquired IPR&D associated with this acquisition.

    The results of operations related to the aforementioned acquisitions are reflected in the Company's results of operations for periods subsequent to the corresponding date of acquisition. The exclusion of the combined pro forma results of operations of acquired entities with those of the Company's for periods prior to their respective dates of acquisition are not material to the comparability of the Company's results of operations as presented herein.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of Best Software's financial condition and results of operations should be read in conjunction with Part II, Item 7 of its 1998 Form 10-K. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations, but rather updates disclosures made in the Company's 1998 Form 10-K.

    Certain information contained herein should be considered "forward-looking information," which is subject to a number of risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking information. Important factors known to the Company that could cause such material differences are discussed under the caption "Certain Factors That May Affect Future Results" contained in Part II, Item 7 of the Company's 1998 Form 10-K, which is incorporated herein by reference. These and other important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking information. The Company undertakes no obligations to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

                                    Overview

    Best Software is a leading supplier of corporate resource management software solutions, which help organizations to better manage their people, assets and planning. The Company's feature-rich, cost-effective solutions enhance employee productivity by automating management, compliance and reporting functions in areas of specialized expertise that entail complex and frequently changing laws and regulations. The Company's solutions have been designed to complement core financial systems and are scaleable from stand-alone desktop applications running on personal computers to multi-user work group and client/server programs designed for use on personal computer local area networks. The Company reaches its customer base and target market through a multi-channel sales and marketing strategy that includes its network of value-added resellers, accounting firms and consultants ("Business Partners"), a direct-response telesales operation, strategic marketing alliances and a National Accounts direct sales organization. As of September 30, 1999, the Company had over 49,000 licensed customer locations, representing over 138,000 licensed seats. As of December 31, 1998, the Company had over 47,000 licensed customer locations, representing approximately 133,000 licensed seats.

    The Company derives a majority of its revenues from product license fees and from services revenues, which include maintenance and support agreements, training and consulting services. Maintenance and support agreements are generally priced as a percentage of the initial license fee for the underlying products. Under these agreements, the Company provides technical support and periodic software updates. The Company also provides training and consulting services, which include installation, implementation, set-up and data conversion services. Training and consulting services revenue typically have lower gross margins than revenues from license sales and maintenance and support agreements.

    The Company recognizes revenue on product license fees upon shipment of the product, net of provisions for returns and allowances, provided that no significant Company obligations remain and that collection of the resulting account receivable is probable. For products with free trial periods, the Company recognizes revenue upon acceptance of the product by the customer. Revenues from maintenance and support agreements are recognized pro rata over the term of the agreements, typically one year. Revenues from other services, such as training and consulting services, are recognized as the services are provided.

                       Recent Acquisitions & Investments

    In 1999, the Company has further expanded its human resource and payroll offerings, especially in the European marketplace. The Company has also acquired a leading provider of planning and analytical applications software.

    In August 1999, the Company acquired the remaining ownership interest in S&P, a German company and provider of payroll software in the European marketplace. In March 1999, the Company acquired HR Management & Software AG, a Swiss company and provider of human resource software in the European marketplace. These acquisitions strengthen the Company's European presence and extend its professional services capacity for the international version of Best! Imperativ HRMS planned for release in the year 2000.

    In March 1999, the Company acquired OmniVista, a leading provider of planning and analytical applications software. The products acquired from OmniVista, including products that were developed from "in-process" projects at the time the Company acquired OmniVista, will be distributed as part of the Company's "Best! Imperativ Active Planner" product. Best! Imperativ Active Planner allows companies to make faster and more informed responses to changing business conditions. It can help an organization to reduce the time it spends on budgeting and financial planning. The product offerings further enhance the Company's line of corporate resource management software solutions. The OmniVista acquisition is discussed in detail under "Results of Operations" below. In addition, in October 1999, the Company invested in one of its domestic "value-added resellers." This investment is related to the Company's increasing focus on further developing the distribution channels for its Best! Imperativ products as well as increasing its professional services capacity.

    In 1998, the Company extended its human resource and payroll offerings through a number of acquisitions. In March 1998, the Company acquired Germany-based HR Management Software GmbH ("HRMS-Germany"), a leading provider of human resource software in the European marketplace. In October 1998, the Company acquired certain technological assets of HRSoft, Inc., a leading provider of human resource software. In December 1998, the Company acquired a 25% share of S&P, a provider of payroll software in the European marketplace. As discussed above, the Company recently acquired the remaining ownership interests in S&P.

    See Note 7 under Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report for additional information related to these acquisitions.

                                Year 2000 Issues

    Certain computer programs were written using two digits rather than four to define the applicable calendar year. Such programs may recognize a date using "00" as the year 1900 rather than the year 2000. This is referred to as the "Year 2000 Issue" or "Year 2000 Problem." The Company has an internal Year 2000 (Y2K) readiness committee consisting of at least one member of every functional department. This committee is implementing a Y2K readiness plan as well as developing contingency plans, as necessary.

    The Company has completed internal testing of the file server versions of its human resources and payroll products, as well as its client server human resources products, and has confirmed that they are Y2K compatible. Information Technology Association of America certification (meaning that the Company has been found to meet the information technology industry's best software development practices for addressing the Y2K issue) has been obtained for the Abra Suite and Best! Imperativ HRMS products. In addition, the Company has also completed internal testing of its budgeting and analytical line of products and found them to be Y2K compatible.

    The Company has completed testing of its Windows-based Fixed Asset System
(FAS) products. For the FAS Windows 95/98, Novell and Microsoft NT-based products and the Best! Imperativ Asset Accounting product, the only significant date-related restriction that the Company is currently aware of is related to the "placed in service date" field, which will not allow new assets to be entered in years beyond the year 2019. By definition, this restriction will not affect users of the existing FAS products for approximately 20 years. The Company's next generation of Windows-based FAS products, scheduled for release within the next two to three years, will not contain this date-related restriction. The DOS versions and certain Windows 3.1 and 3.11-based products of FAS are not Y2K compatible. Existing customers of these versions have been informed that the Company will not support these products after 1999. The Company is conducting campaigns to convert these customers to its Y2K compatible products. The Company's European operations have completed testing of their currently marketed Windows-based products. A patch insuring Y2K compatibility of these products was shipped to the installed customer base in September 1999. Support for all non-Y2K compatible DOS products is being discontinued and the customer base for such products has been informed of this fact.

    The Company has distributed a Y2K compatible release to its Tax File service and related product and all current customers of Tax File have been required to install it. The DOS versions of the Company's Abra product lines are not Y2K compatible. Existing customers of these DOS versions have been informed that the Company will not support these products after 1999. The Company sold its People Manager Human Resources product, which was not Y2K compatible, to an unrelated third-party in March 1999. Existing customers of this product have been informed that the Company will not support the People Manager product beyond current support contract commitments. The client server version of the Company's ExecuTrack product has been tested and found to be Y2K compliant. The file server version of ExecuTrack has been tested and the Y2K issues that were found are expected to be fixed by the Company's third-party reseller of that product in early December 1999.

    The Company has not specifically tested third-party software that is incorporated into its products, but has obtained assurances from each of its third-party licensors that the licensed software will not have date-related Y2K problems. Despite this, unknown errors or defects associated with Y2K date functions in the Company's third-party licensed software could exist. Although the Company is currently analyzing the impact, if any, of the Y2K issues surrounding such third-party interactions, failure of any critical technology components to operate properly in Y2K and beyond could have a material adverse impact on the Company's financial condition and results of operations and require the Company to incur unanticipated expenses to remedy any such problems.


    Notwithstanding the above, there can be no assurance that the Company's current products are free of undetected errors or defects associated with Y2K date functions; such occurrences could result in a material adverse affect on the Company's financial condition and results of operations.

    Some analysts have stated that a significant amount of litigation will arise out of Y2K compliance issues. Although no such lawsuits have been filed against the Company, the Company is aware of an increasing number of such lawsuits against other software vendors. The outcome of any such lawsuits against the Company and the impact on the Company's financial condition and results of operations cannot be determined at the present time because of the unique nature of such potential litigation. Furthermore, because it is in the business of selling software products, the Company's risk of being subjected to lawsuits relating to Y2K problems with its software products is likely to be greater than that of companies in non-software related industries. Because computer systems may involve different hardware, firmware and software components from different manufacturers, it may be difficult to determine which component in a computer system may be responsible for a Y2K problem. As a result, the Company may be subjected to Y2K-related lawsuits independent of whether its products and services are Y2K ready. The outcome of any such lawsuits and the impact on the Company cannot be determined at this time.

    With respect to internal information technology (IT) systems, the Company has completed its assessment and testing of the mission-critical systems for its Reston, Virginia and St. Petersburg, Florida locations, namely its AS 400 information management system, and has determined that minimal modifications are required for the system to be made Y2K compatible. A third-party reviewer of the system has recommended certain additional testing to insure Y2K compatibility. The additional modifications and testing are expected to be completed in late November 1999. The Virginia and Florida locations utilize the Company's own payroll and human resource applications, both of which are Y2K compatible. The Company's Virginia and Florida call center phone systems have both been recently upgraded and are now Y2K compatible. The Company is in the process of installing a new general ledger system used by its U.S.-based operations and for the additional purpose of consolidating its multi-national operations. This project is scheduled for completion in December 1999. In addition, the Company expects to upgrade its existing general ledger system to a Y2K compatibility version in late November 1999. The cost to upgrade or replace these systems was previously budgeted for in the Company's 1999 operating plan. The Company's European operations have completed the assessment and testing of their mission-critical accounting software. Although it has been internally determined that this accounting software is Y2K compatible without further modification, an upgrade to the accounting software that ensures its Y2K compatibility will be installed by the end of November 1999. Assessment and testing of their mission-critical Customer Resource Management (CRM) information software has also been completed. That system was found to be Y2K compatible.

    For both IT and non-IT systems, the Company's campaign to contact its significant suppliers and vendors of products and services and follow-up efforts to obtain and analyze responses to this campaign have been completed. The project did not uncover any material deficiencies. The initial campaign to contact significant suppliers and vendors of OmniVista, the provider of planning and analytical software that the Company acquired in March 1999, was completed in early July 1999. The campaign to contact the significant suppliers and vendors of products and services for the Company's European operations was completed in October 1999. Follow up efforts to obtain and analyze responses to this campaign are ongoing with an expected completion date of November 30, 1999. The Company is and will be placing significant reliance on these suppliers' and vendors' statements regarding their Y2K readiness. In this regard, the Company faces certain risks and uncertainties to the extent that such third parties with whom the Company transacts business on a worldwide basis do not have business systems, products or significant suppliers that are Y2K compatible. The Company is developing contingency plans in case of unknown but possible Y2K problems that may affect its business systems or suppliers. Generally, these contingency plans entail the use of manual workarounds or alternate suppliers.

    To date, the costs of the Company's Y2K remediation efforts have not been material. In addition, the Company does not expect the costs necessary to complete its Y2K preparedness efforts to be material. The costs of the above IT and non-IT measures related to the Company's Y2K preparedness are being funded from current operations. Although these costs include certain third-party costs, such as for software, hardware and consulting services, most of the Company's Y2K remediation efforts have entailed the use of internal resources. The Company is not tracking the cost of internal resources associated with its Y2K preparedness efforts. To date, the Company has incurred third-party costs related to its Y2K remediation efforts totaling approximately $0.5 million. Additional third-party costs related to these efforts are expected to be immaterial. There can be no assurance, however, that there will not be a delay in or increased costs associated with the above measures, particularly as the Company nears completion of its Y2K preparedness efforts. It is possible that any such delays in or increased costs related to these efforts could result in a material adverse impact on the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

     The table below presents the line items included in the Company's Condensed Consolidated Statements of Operations (which are contained in Part I,
Item 1A of this report) as a percentage of total revenues, except line items categorized under Cost of Revenues which are expressed as a percentage of its corresponding revenue.

                                                                   Three Months                    Nine Months
                                                               Ended September 30,             Ended September 30,
                                                              1999            1998             1999           1998
                                                              ----            ----             ----           ----

                                                                   (unaudited)                     (unaudited)
Revenues
     License fees and royalties                               44.9%           50.2%            46.2%           50.4%
         Services                                             55.1            49.8             53.8            49.6
                                                             -----           -----            -----           -----
         Total Revenues                                      100.0           100.0            100.0           100.0

Cost of Revenues
     License fees and royalties                                1.9             2.4              2.1             2.7
     Services                                                 19.7            16.9             18.2            16.7
                                                             -----           -----            -----           -----
         Total Cost of Revenues                               21.6            19.3             20.3            19.4
                                                             -----           -----            -----           -----
Gross Margin                                                  78.4            80.7             79.7            80.6

Operating Expenses
     Sales and marketing                                      34.2            36.4             35.5            35.7
     Research and development                                 16.4            16.1             16.8            16.1
     General and administrative                               10.6            12.6             11.0            12.6
     Write-off of purchased research
         and development                                         -               -              1.7             8.0
     Amortization of acquired intangibles                      3.1             1.5              2.6             1.1
                                                             -----           -----            -----           -----
         Total Operating Expenses                             64.3            66.6             67.6            73.5
                                                             -----           -----            -----           -----
Operating Income                                              14.1            14.1             12.1             7.1
     Other income, net                                         2.3             3.4              2.5             3.7
                                                             -----           -----            -----           -----
Income Before Taxes                                           16.4            17.5             14.6            10.8
     Provision for Income Taxes                                6.2             6.7              5.4             4.1
                                                             -----           -----            -----           -----
Net Income                                                    10.2%           10.8%             9.0%            6.7%
                                                             =====           =====            =====           =====

License fees and royalties revenues-License fees and royalties revenues increased $1.4 million (15.7%) and $5.9 million (24.2%) for the three and nine months ended September 30, 1999 from the corresponding periods in 1998, respectively. The increase in license fees and royalties was driven primarily from the increase of licenses from the Company's new Imperativ Human Resources solutions and to a lesser extent to new licenses of its Abra Suite and FAS offerings. For the three and nine months ended September 30, 1999, new licenses revenues increased 41% and 38 % from the corresponding periods in 1998, respectively. The growth in new license fees was offset by a decrease in revenues associated with customers migrating from the Company's DOS-based products to newer versions of the Company's Windows-based solutions. This occurred mainly in the FAS product offerings. As a percentage of total revenues, license fees and royalties revenues are growing at a rate slightly slower than the growth being experienced in Services revenue, causing the mix of revenue between License fees and royalties and Services to shift more toward Services revenue. This shift is being fueled primarily by the success of the Company's Imperativ offerings, which have significantly more need for professional services than the Company's Abra Suite and FAS offerings. To a lesser extent, the growth of the Company's European operations is contributing to the shift in the revenue mix, as the European product offerings, which generally produce a higher relative percentage of services revenue.

Services revenues-Services revenues increased $3.8 million (42.9%) and $11.2 million (46.9%) for the three months and nine months ended September 30, 1999, from the corresponding periods in 1998, respectively. The increases are primarily attributable to an increase in the number of maintenance and support agreements as a result of a larger installed base of customers throughout the U.S., an increase in European operations, which generally produce a higher relative percentage of service revenues and higher average contract value. In addition, services revenues have increased in conjunction with sales of the Company's Best! Imperativ products, which generally involve larger customers and more comprehensive installations than the Company's other products. To a lesser extent, the increase is due to the Company's increased focus on offering training services. See also License fees and royalties revenues above related to changes in services fees revenues as a percentage of total revenues.

Cost of license fees and royalties revenues-These expenses, which include the costs of media, product manuals, shipping and fulfillment, and royalties paid to third parties, increased $13,000 (3.1%) and $29,000 (2.2%) for the three months and nine months ended September 30, 1999 from the corresponding periods in 1998, respectively. The increases are primarily due to increases in direct costs (sales volume related) and to a lesser extent the net shipping costs for the period. As a percentage of license fees and royalties revenue, cost of license fees and royalties revenue decreased primarily due to increase in sales of higher-margin Best! Imperativ products and cost improvements on the license media and fulfillment operations.

Cost of services revenues-These expenses, which include personnel costs, telephone charges and other expenses related to providing telephone support, training and consulting services, increased $1.5 million (50.4%) and $3.9 million (48.4%) for the three months and nine months ended September 30, 1999 from the corresponding periods in 1998, respectively, primarily due to increased staff related to increased sales of Best! Imperativ products, particularly in support of implementation and related services. As mentioned above, these products typically involve more comprehensive installations than the Company's other products. The Company has also increased personnel to meet the demands of the higher number of maintenance and support based customers and the increased services related to the Company's European operations.

Sales and marketing-Sales and marketing expenses consist primarily of the costs of the Company's sales and marketing personnel as well as the costs of direct mail, advertising, and other sales and marketing activities. These expenses increased $1.4 million (21.6%) and $6.0 million (34.8%) for the three months and nine months ended September 30, 1999 from the corresponding periods in 1998, respectively. These increases are primarily attributable to hiring additional personnel for the Company's National Accounts direct sales channel, increased marketing activities related to new product releases and increased corporate brand awareness activities.

Research and development-These expenses consist primarily of personnel costs and fees paid to third parties who research, develop, maintain and enhance the Company's existing software product lines and assist the Company with the development of new products. These expenses increased $0.9 million (31.5%) and $3.2 million (41.5%) for the three months and nine months ended September 30, 1999 from the corresponding periods in 1998, respectively. The increases are primarily due to increased expenses related to the development of the Company's new Best! Imperativ products, including development of a planning product and international versions of these products.

General and administrative-These expenses include the costs of corporate operations, accounting and finance, legal, human resources and other similar expenses. General and administrative expenses increased $197,000 (8.7%) and $1.1 million (18.9%) for the three months and nine months ended September 30, 1999 from the corresponding periods in 1998, respectively. These increases relate to increased staffing and related expenses necessary to manage and support the continued expansion of the Company's operations.

Write-off of purchased research and development-In the first quarter of 1999, the Company recorded a charge of $1.2 million associated with the in-process research and development ("IPR&D") acquired from OmniVista. In the first quarter of 1998, the Company recorded a charge of $3.9 million related to the IPR&D costs acquired from HRMS-Germany (see related information under "Overview" above).

    With respect to the OmniVista charge, the Company allocated $1.2 million of the $5.7 million purchase price of OmniVista to IPR&D. The allocation was based on the estimated fair value of the IPR&D based on expected future cash flows, adjusted by the projects' cost-based completion percentage of approximately 21%. As of the acquisition date, the projects included as part of the IPR&D costs had not yet reached technological feasibility and therefore had no alternative future uses and were accordingly expensed. The remainder of the purchase price of OmniVista was allocated to completed technology, other intangible assets and goodwill. These assets are being amortized over periods ranging from four to six years.

    The Company used an independent third-party appraiser to assess and value the IPR&D associated with the OmniVista acquisition. The value assigned was determined by identifying significant research projects for which technological feasibility had not been established. In the case of OmniVista, this included the development, programming and testing activities associated with the creation of a multi-dimensional product extension, report writer, and other emerging technologies. The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology in developing a commercially viable product, estimating the resulting net cash flows from the expected sales of such a product, adjusted by the project's cost-based completion percentage and discounting the result to a present value using an appropriate interest rate.

    Revenue growth rates for OmniVista were estimated by a third-party appraiser based on a detailed forecast prepared by management as well as the appraiser's discussions with finance, marketing, and engineering representatives of the Company and OmniVista. Revenue growth rates beyond 2000 were based on industry growth expectations. An allocation of OmniVista's projected revenues to IPR&D was based primarily on the appraiser's discussions with the Company's and OmniVista's senior management. Selling, general and administrative expenses and profitability estimates were determined based on management forecasts as well as an analysis of comparable companies' margin expectations, including those of Best Software.

    The projections utilized in the transaction pricing and purchase price allocation analysis excluded the potential synergistic benefits related specifically to the Company's ownership. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the development projects, a interest rate of 30% was used to discount estimated cash flows generated by the in-process products. Because the in-process projects were such an integral part of OmniVista, only a moderate increase in the discount rate for the in-process technology was deemed appropriate.

    For projects that the Company acquired from OmniVista that had reached technical feasibility and were continued, the efforts related to completing these projects include various phases of development, programming and testing. These projects are expected to be completed in 1999. Funding necessary to complete these projects is expected to be provided from internally generated sources. The Company continues to expect to realize economic benefits from these acquired technologies; however, no assurance can be given that the underlying assumptions used to estimate sales, development costs, profitability, or other events associated with these projects will transpire as forecasted. For these reasons, actual results may vary from projected results.

Amortization of acquired intangibles-The acquired intangibles and goodwill resulting from the acquisitions discussed above under "Results of Operations" are being amortized over useful lives of three to seven years.

Other income, net-This activity consists primarily of earnings from investments in marketable securities, net of related expenses, which decreased marginally for the three months and nine months ended September 30, 1999 versus the comparable periods in 1998, respectively.

Provision for Income Taxes-The Company's effective tax rate was 38.0% and 37.9% for the three months and nine months ended September 30, 1999, respectively, compared to 38.2% and 38.1% for the corresponding periods in 1998. The provisions for income taxes for the interim periods in 1999 are based on the Company's estimate effective tax rate for full-year 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has funded its operations primarily from cash provided by operating activities. As of September 30, 1999, the Company had $6.4 million in net working capital (defined as the excess of current assets over current liabilities) compared to $5.2 million as of June 30, 1999 and $23.7 million as of December 31, 1998. The decrease in working capital since the end of 1998 is primarily attributable to the Company's investing in marketable securities (principally governmental-related debt securities) classified as long-term assets. As of September 30, 1999, these investments totaled $17.5 million. As of June 30, 1999, the Company's balance sheet reflected long-term marketable securities of $17.7 million.

    For the nine months ended September 30, 1999 and 1998, net cash provided by operating activities was $13.2 million and $11.7 million, respectively. The increase in cash provided by operating activities can be primarily attributed to an increase in the Company's results of operations, as discussed above under "Results of Operations."

    For the nine months ended September 30, 1999, net cash used for investing activities was $18.1 million compared to a use of cash of $17.5 million for the first nine months of 1998. The change primarily reflects changes in the Company's investments in marketable securities. Year-over-year, the amount of cash used to purchase property and equipment increased marginally. For the first nine months of 1999 and 1998, cash used for acquisitions activity was $9.4 million and $6.8 million, respectively (see discussion of acquisitions activity under "Results of Operations" and Note 7 under Notes to Condensed Consolidated Financial Statements). Although the Company does not currently have any material identifiable commitments for capital expenditures, the Company expects to continue to invest in property and equipment in the ordinary course of its business as required. The Company does not have any material commitments related to its royalties obligations arising from licenses of certain products and technologies used in certain of the Company's products.

    For the first nine months of 1999, cash used for financing activities was $0.2 million, linked primarily to proceeds from the exercise of stock options partially offset by repayments of notes payable. For the first nine months of 1998, cash used in financing activities was approximately $1.2 million primarily related to repayments of notes payable.

    The Company believes that its current liquidity, defined as cash and cash equivalents and both short-term and long-term investments, combined with anticipated cash flows from operating activities, will satisfy the Company's anticipated working capital and capital expenditures requirements for at least the next twelve months.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes to the Company's disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's 1998 Form 10-K.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

     No new material legal proceedings have commenced during the time period covered by this interim report.

Item 2.    Changes in Securities and Use of Proceeds

     None.

Item 3.    Defaults Upon Senior Securities

     None.

Item 4.    Submission of Matters To a Vote of Security Holders

     None.

Item 5.    Other Information

     None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

                  27.      Financial Data Schedule

           (b) Reports on Form 8-K

                  None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              BEST SOFTWARE, INC.

Date: November 12, 1999                                       By: /s/ David N. Bosserman
                                                                  -----------------------------
                                                                      David N. Bosserman
                                                                      Executive Vice President, Chief
                                                                      Financial Officer and Treasurer
                                                                      (Principal Financial Officer)